Form 10-Q
period 1996-06-30
NIAGARA CORP
filed 1996-08-14
CIK 710976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996
                        Commission File Number 0-22206

                              NIAGARA CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                       59-3182820
           (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification Number)

                              667 Madison Avenue
                           New York, New York 10021
                     Address of principal executive office

                                 212) 317-1000
                           (Registrant's telephone
                          number, including area code)

                 INTERNATIONAL METALS ACQUISITION CORPORATION
              (Former name, former address and former fiscal year
                         if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES ___X___                              NO ______

   Number of shares of Common Stock outstanding at June 30, 1996

        Common Stock, $.001 par value                     3,668,750
                  (Class)                            (Number of Shares)



   NIAGARA CORPORATION

   INDEX TO JUNE 30, 1996 FORM 10-Q

                                                                     PAGE

   PART I - FINANCIAL INFORMATION (UNAUDITED)

     FINANCIAL STATEMENTS (UNAUDITED):
        NIAGARA CORPORATION ("NIAGARA")
          AND SUBSIDIARIES:
             BALANCE SHEETS  . . . . . . . . . . . . . . . . . . .      3
             STATEMENTS OF OPERATIONS  . . . . . . . . . . . . . .    4-5
             STATEMENTS OF COMMON STOCK,
               PREFERRED STOCK, ADDITIONAL
               PAID-IN CAPITAL AND DEFICIT . . . . . . . . . . . .      6
             STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . .      7
             NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . .   8-12

        NIAGARA COLD DRAWN CORP. ("NCD") AND SUBSIDIARY
          (PREDECESSOR COMPANY, INFORMATION PRIOR TO DATE OF
          ACQUISITION BY NIAGARA HEREIN DISCLOSED):
             STATEMENTS OF OPERATIONS  . . . . . . . . . . . . . .     14
             STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . .     15
             NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . .  16-18

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . .     19

   PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .     22

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25



                                                NIAGARA CORPORATION
                                                   AND SUBSIDIARIES

                                                     BALANCE SHEETS
   ____________________________________________________________________________
                                               December 31,     June 30,
                                                  1995(a)       1996(b)
   ____________________________________________________________________________
                                                              (unaudited)
   ASSETS
   CURRENT:

     Cash and cash equivalents                   $ 2,186,897   $ 1,467,215
     Trade accounts receivable, net of
       allowance for doubtful accounts of
       $183,700 and $355,287                       4,239,369     8,519,929
     Inventories                                  14,743,541    14,320,141
     Other current assets                            165,874       452,979
   ____________________________________________________________________________
         TOTAL CURRENT ASSETS                     21,335,681    24,760,264
   PROPERTY, PLANT AND EQUIPMENT, NET OF
     ACCUMULATED DEPRECIATION                     12,745,144    20,931,795
   GOODWILL ON ACQUISITION, NET OF
     ACCUMULATED AMORTIZATION                              -     2,474,261
   OTHER ASSETS                                      512,587       788,226
   ____________________________________________________________________________
                                                 $34,593,412   $48,954,546
   ____________________________________________________________________________
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT:
     Trade accounts payable                      $ 4,786,769   $ 6,872,692
     Accrued expenses and compensation             3,728,388     3,876,162
     Current maturities of long-term debt            733,048       331,868
     Deferred income taxes                           202,000       202,000
   ____________________________________________________________________________
        TOTAL CURRENT LIABILITIES                  9,450,205    11,282,722
   ____________________________________________________________________________
   LONG-TERM DEBT, LESS CURRENT MATURITIES         6,968,860    18,963,263
   ____________________________________________________________________________
   DEFERRED INCOME TAXES                           3,712,000     3,600,000
   ____________________________________________________________________________
   STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value -
      shares authorized 500,000(c); none
      outstanding                                         -             -
     Common stock, $.001 par value - shares
      authorized 15,000,000(c); 3,500,000
      outstanding on December 31, 1995 and
      3,668,750 outstanding on June 30, 1996           3,500         3,699
     Additional paid-in capital                   15,560,296    15,560,127
     Deficit                                      (1,101,449)     (455,235)
   ____________________________________________________________________________
        TOTAL STOCKHOLDERS' EQUITY                14,462,347    15,108,561
   ____________________________________________________________________________
                                                 $34,593,412   $48,954,546
   ____________________________________________________________________________
   (a)  Includes the balance sheets of
         Niagara Corporation and Niagara
         Cold Drawn Corp. as of December 31,
         1995.
   (b)  Includes the balance sheets of Niagara Corporation,
         Niagara Cold Drawn Corp. and Southwest Steel
         Company, Inc. as of June 30, 1996.
   (c)  The number of authorized shares is as of June 30,
        1996. There were 1,000,000 shares
        of Preferred Stock and 50,000,000 shares of
        Common Stock authorized as of December 31, 1995.
   ____________________________________________________________________________
                            See accompanying notes to financial statements.

                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                                         STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
   ____________________________________________________________________________
   Three months ended June 30,                  1995(a)            1996(b)
   ____________________________________________________________________________

   NET SALES                               $    -              $21,618,202
   COST OF PRODUCTS SOLD                        -               18,579,650
   ____________________________________________________________________________
      GROSS PROFIT                              -                3,038,552
   OPERATING EXPENSES:
     Selling, general and
       administrative                          288,362           2,173,658
   ____________________________________________________________________________
        INCOME (LOSS) FROM OPERATIONS         (288,362)            864,894
   OTHER INCOME (EXPENSE):
     Interest income                           215,363              19,281
     Interest expense                           -                (338,197)
   ____________________________________________________________________________
        INCOME (LOSS) BEFORE TAXES ON
   INCOME                                      (72,999)            545,978
   TAXES ON INCOME                                    -            197,000
   ____________________________________________________________________________
   NET INCOME (LOSS) FOR THE PERIOD          $ (72,999)       $    348,978
   ____________________________________________________________________________
   NET INCOME (LOSS) PER SHARE                  $ (.02)       $        .10
   ____________________________________________________________________________
   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                              3,500,000          3,668,750
   ____________________________________________________________________________

   (a)  Includes the results of Niagara Corporation only.

   (b)  Includes the results of Niagara Corporation, Niagara Cold Drawn
        Corp. and Southwest Steel Company, Inc.
   ____________________________________________________________________________
                            See accompanying notes to financial statements.

                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                                         STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
   ____________________________________________________________________________
   Six months ended June 30,                     1995(a)           1996(b)
   ____________________________________________________________________________
   NET SALES                                $    -             $40,421,929
   COST OF PRODUCTS SOLD                         -              34,633,532
   ____________________________________________________________________________
      GROSS PROFIT                               -               5,788,397
   OPERATING EXPENSES:
     Selling, general and                        342,465         4,186,558
       administrative
   ____________________________________________________________________________
        INCOME (LOSS) FROM OPERATIONS          (342,465)         1,601,839
   OTHER INCOME (EXPENSE):
     Interest income                             425,475            44,572
     Interest expense                             -               (636,197)
   ____________________________________________________________________________
        INCOME BEFORE TAXES ON INCOME             83,010         1,010,214
   TAXES ON INCOME                                -                364,000
   ____________________________________________________________________________
   NET INCOME FOR THE PERIOD                    $ 83,010      $    646,214
   ____________________________________________________________________________
   NET INCOME PER SHARE                           $ 0.02      $        .18
   ____________________________________________________________________________
   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                               3,500,000         3,668,750
   ____________________________________________________________________________
   (a)  Includes the results of Niagara Corporation only.

   (b) Includes the results of Niagara Corporation and Niagara Cold Drawn Corp. for the period from January 1, 1996 to June 30, 1996, and the results of Southwest Steel Company, Inc. for the period from February 1, 1996 to June 30, 1996.
   ____________________________________________________________________________
                            See accompanying notes to financial statements.

                                                                            NIAGARA CORPORATION
                                                                               AND SUBSIDIARIES

                    STATEMENTS OF COMMON STOCK, PREFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND DEFICIT
                                                                                            (UNAUDITED)

   Period January 1, 1996 to June 30, 1996
   _______________________________________________________________
                            Common stock       Preferred stock
                         _________________    _________________
                         Number of  Amount    Number of  Amount     Additional    Retained
                           shares              shares                paid-in       earnings
                                                                     capital      (deficit)        Total
   ________________________________________________________________________________________________________
   BALANCE, JANUARY 1,
     1996               3,500,000  $ 3,500       -        $-      $15,560,296    $(1,101,449)   $14,462,347

   Shares issued(a)       168,750      169       -        -              (169)
   Net income for the
   period                     -       -          -        -            -             646,214        646,214
   _________________________________________________________________________________________________________
   BALANCE, JUNE 30,
    1996                3,668,750  $ 3,669       -        $-      $15,560,127    $  (455,235)   $15,108,561
   _________________________________________________________________________________________________________

   (a) On May 22, 1996, Niagara Corporation issued 168,750 shares of Common Stock in exchange for unit purchase options issued to the underwriters of its 1993 initial public offering.  (See Note 1.)
   _________________________________________________________________________________________________________
                                                     See accompanying notes to financial statements.


                                                   NIAGARA CORPORATION
                                                      AND SUBSIDIARIES

                                               STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
   ____________________________________________________________________________
   Six months ended June 30,                     1995(a)           1996(b)
   ____________________________________________________________________________
   CASH FLOWS FROM OPERATING
     ACTIVITIES:
       Net income                               $ 83,010         $ 646,214
       Adjustments to reconcile net
        income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization              2,682           847,736
        Deferred income taxes                       -             (112,000)
        Allowance for bad debts                     -               37,000
        Changes in assets and
         liabilities, net of effects
         from purchase of Southwest:

           Increase in interest on
            U.S. Government
            securities held in
            Trust Fund                         (405,475)            -
           Increase in accounts
            receivable                             -            (1,403,136)
           Decrease in inventories                 -             3,643,111
           Increase in other current
            assets                                 -               (93,781)
           Increase in other assets                -              (305,392)
           Decrease in accounts
            payable and accrued
            expenses                           (605,400)          (182,918)
   ____________________________________________________________________________
              TOTAL ADJUSTMENTS                (202,607)         2,430,620
   ____________________________________________________________________________
              NET CASH PROVIDED BY
               (USED IN) OPERATING
               ACTIVITIES                      (285,617)         3,076,834
   ____________________________________________________________________________
   CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Acquisition of Southwest, net of
      cash acquired                               -            (3,004,999)
     Acquisitions of fixed assets, net            -            (2,422,091)
   ____________________________________________________________________________
              NET CASH USED IN
               INVESTING ACTIVITIES               -            (5,429,090)
   ____________________________________________________________________________
   CASH FLOWS FROM FINANCING
     ACTIVITIES:
       Net proceeds provided by (used
        in) financing                         (395,000)         1,630,574
   ____________________________________________________________________________
   NET DECREASE IN CASH AND CASH
     EQUIVALENTS                              (109,383)          (719,682)
   CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                       936,957          2,186,897
   ____________________________________________________________________________
   CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                  $ 827,374         $1,467,215
   ____________________________________________________________________________
   (a)  Includes the cash flows of Niagara Corporation only.
   (b)  Includes the cash flows of Niagara Corporation and Niagara Cold
        Drawn Corp. for the period from January 1, 1996 to June 30, 1996, and the cash flows of Southwest Steel Company, Inc. for the period from February 1, 1996 to June 30, 1996.
   ____________________________________________________________________________
                            See accompanying notes to financial statements.

                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                          JUNE 30, 1996 AND FOR THE PERIODS ENDED
                             JUNE 30, 1995 AND 1996 IS UNAUDITED.
   ____________________________________________________________________________
   1.   BASIS OF         The   accompanying    financial   statements   are
        PRESENTATION     unaudited; however, in  the opinion of management,
                         all adjustments necessary  for a fair statement of
                         financial  position and  results  for  the  stated
                         periods have been  included. These adjustments are
                         of a normal recurring nature. Selected information
                         and  footnote  disclosures  normally  included  in
                         financial  statements prepared in  accordance with
                         generally accepted accounting principles have been
                         condensed  or omitted. Results for interim periods
                         are not  necessarily indicative of the  results to
                         be  expected  for an  entire  fiscal  year. It  is
                         suggested    that   these    condensed   financial
                         statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1995.

                         On August 16, 1995, Niagara Corporation ("Niagara"), formerly International Metals Acquisition Corporation, acquired all of the issued and outstanding common and preferred stock of Niagara Cold Drawn Corp. ("NCD"), a manufacturer of cold drawn steel bars, for $10,744,045 in cash. The acquisition was accounted for as a purchase and the consolidated financial statements include the results of NCD from August 17, 1995. (See Note 4.)

                         The purchase price for NCD, including certain transaction expenses of $1,174,377, totaled $11,918,422. NCD's stockholder's equity at August 16, 1995 was $6,519,678. After giving effect to this excess and a $3,309,000 deferred tax liability, the purchase price for NCD exceeded the book value of NCD's stockholder's equity by approximately $8,708,000. This excess was allocated to the carrying amounts of certain assets of NCD. As a result of the NCD acquisition, Niagara was able to utilize its net operating loss carryforward at August 16, 1995 of approximately $1,150,000. The tax benefit of this loss (that was previously fully reserved by a valuation allowance) totals approximately $460,000, which amount was recorded as a deferred tax asset at the date of the acquisition. Approximately $1,000,000 of this loss was utilized as of December 31, 1995, and the remainder was utilized during the six months ended June 30, 1996 to reduce current tax liabilities. In accordance with SFAS 109, the tax benefit received from this utilization was reflected as a reduction of the deferred tax asset rather than a reduction in tax expense in the statement of operations.

                         On January 31, 1996, NCD entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, NCD purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara promissory notes guaranteed by Niagara. In connection with this acquisition, NCD discharged $8,518,691 of Southwest indebtedness, and Niagara guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase and financed by a $12,000,000 term loan facility and the utilization of a portion of NCD's revolving line of credit. The consolidated financial statements include the results of Southwest from February 1, 1996.
                         The Southwest purchase price, including certain transaction expenses of $483,270, totaled $3,560,043; Southwest's stockholders' equity at January 31, 1996 was $1,071,782. The $2,488,261 excess has been allocated to goodwill.

                         On May 8, 1996, pursuant to the provisions of the Southwest stock purchase agreement, NCD asserted indemnification claims in the aggregate amount of approximately $1,300,000 against the former Southwest stockholders. On May 22, 1996, NCD brought an action against such stockholders relating to these claims. The defendants have denied liability in their answer. Any amount received in satisfaction of these claims would be accounted for as a reduction in purchase price and an adjustment to goodwill.
                         On May 22, 1996, Niagara issued 168,750 shares of Common Stock in exchange for unit purchase options (the "Purchase Options") issued to the underwriters of its 1993 initial public offering. The Purchase Options were exercisable until August 13, 1998 for an aggregate of 250,000 units at $9.00 per unit (subject, in each case, to certain anti-dilution adjustments), with each unit consisting of one share of Common Stock and two warrants, with each warrant exercisable for one share of Common Stock at $6.60.

   2.   ACQUISITIONS OF  As discussed  in Note 1 above,  on August 16, 1995
        NCD AND          Niagara acquired all of the issued and outstanding
        SOUTHWEST        shares of  common and preferred stock  of NCD, and
                         on January 31, 1996 NCD acquired all of the issued
                         and outstanding capital stock of Southwest.
                         Pro  forma results  of operations,  assuming  both
                         acquisitions  had occurred on January 1, 1995, are
                         detailed  below. Pro  forma adjustments  primarily
                         include  additional depreciation  and amortization
                         on   the  excess   purchase  price   allocated  to
                         property,  plant,  equipment  (NCD)  and  goodwill
                         (Southwest), elimination of interest income on the
                         portion   of  Niagara's   investment  in   a  U.S.
                         government  security  deposited  in a  trust  fund
                         liquidated   upon  the  acquisition   of  NCD  and
                         elimination of other nonrecurring items.

                         This pro forma financial data does not purport to be indicative of the results which actually could have been obtained had such transactions been completed as of the assumed dates or which may be obtained in the future.

                                                   Six months   Six months
                                                   ended June   ended June
                         In thousands               30, 1995     30, 1996
                         ____________________________________________________
                         Net sales                  $44,541      $43,007
                         Net income                   1097         725
                         Net income per share         .31          .21
                         ____________________________________________________
  3.    INVENTORIES      Inventories consisted of the following:

                                                     December 31,  June 30,
                                                         1995        1996
                         ____________________________________________________
                         Raw materials               $ 6,978,363  $ 5,445,046
                         Work-in-pro cess              1,088,153    1,030,432
                         Finished goods                6,677,025    7,844,663
                         ____________________________________________________
                                                     $14,743,541  $14,320,141
                         ____________________________________________________
                         Inventories are stated using the LIFO method.

  4.    CONTINGENCIES    NCD  is  subject   to  Federal,  state  and  local
                         environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that NCD currently is in material compliance with all applicable environmental laws and regulations.

                         During 1994, Axia, Inc. ("Axia"), the prior owner of NCD's Buffalo, N.Y. property, alleged that NCD and certain other parties are responsible for some or all of the costs that may be incurred to remediate a site adjoining such property. Axia requested payment of $200,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. NCD is negotiating with Axia and has offered to pay $40,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. Axia did not respond to the offer but suggested that the parties continue their settlement discussions. The balance sheets at December 31, 1995 and June 30, 1996 include an accrued liability of $40,000 for this contingency.

                         In accordance with the stock purchase agreement for the acquisition of NCD, on August 16, 1995, NCD's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior management of NCD in satisfaction of such individuals' rights under their existing stock option and employment agreements. NCD treated this payment, which is reflected as an employment expense deduction on NCD's financial statements for the period ended August 16, 1995, as a contribution of additional paid-in capital and compensation to management.

                         Pursuant to the stock purchase agreement, NCD is required to pay Adage an amount equal to NCD's Federal income taxes for the taxable period January 1, 1995 through August 16, 1995, computed as if NCD were not included in a consolidated Federal income tax return for such period. In determining such amount, NCD deducted from its income the payment made to senior management, thereby reducing the amount payable by NCD to Adage. Adage has disputed NCD's taking of this $1,666,327 deduction, the tax effect of which is approximately $567,000, which, if deemed payable, would be accounted for as an adjustment to the NCD purchase price. Pursuant to the stock purchase agreement, this matter is subject to binding arbitration by an independent accounting firm.

                         NCD has insurance coverage for catastrophies as well as risks required to be insured by law or contract. NCD's policy is to retain a portion of certain expected losses relating primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based on NCD's actual or estimated aggregate liability for claims. Such estimates utilize certain insurance industry actuarial assumptions and are included in accrued expenses.


                                         NIAGARA COLD DRAWN CORP.
                                                   AND SUBSIDIARY

                                                         CONTENTS
   _________________________________________________________________________
   NIAGARA COLD DRAWN CORP. IS CONSIDERED A PREDECESSOR
     COMPANY:
        Statements of operations                                 14
        Statements of cash flows                                 15
        Notes to financial statements                         16-18



                                         NIAGARA COLD DRAWN CORP.
                                                   AND SUBSIDIARY

                                         STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
   ____________________________________________________________________________
                                                                 Memorandum
                                                                    only
   ___________________________________________________________________________
   Three months ended June 30,                      1995          1996 (a)
   ___________________________________________________________________________
   NET SALES                                 $15,073,209       $21,618,202
   COST OF PRODUCTS SOLD                      12,780,006        18,579,650
   ___________________________________________________________________________
        GROSS PROFIT                           2,293,203         3,038,552
   Selling, general and
   administrative expenses                     1,307,435         2,082,005
   ___________________________________________________________________________
        INCOME FROM OPERATIONS                   985,768           956,547
   OTHER INCOME (EXPENSE):
     Interest                                    205,633           338,197
   ___________________________________________________________________________
        INCOME BEFORE TAXES ON INCOME            780,135           618,350
   TAXES ON INCOME                               288,000           208,000
   ___________________________________________________________________________
   NET INCOME                                  $ 492,135         $ 410,350
   ___________________________________________________________________________
   (a)  This information is provided for informational purposes only to provide for comparisons to prior periods. The amounts were derived from combining the results of operations of Niagara Cold Drawn
        Corp. from April 1, 1996 to June 30, 1996 with the results of operations of Southwest Steel Company, Inc. from April 1, 1996 to
        June 30, 1996.
   __________________________________________________________________________
                                                             Memorandum
                                                                only
                                                            _________________
   Six  months ended June 30,                       1995          1996 (a)
   __________________________________________________________________________
   NET SALES                                 $28,537,249       $40,421,929
   COST OF PRODUCTS SOLD                      23,914,170        34,633,532
   __________________________________________________________________________
        GROSS PROFIT                           4,623,079         5,788,397
   Selling, general and
   administrative expenses                     2,580,085         3,909,454
   __________________________________________________________________________
        INCOME FROM OPERATIONS                 2,042,994         1,878,943
   OTHER INCOME (EXPENSE):
     Interest                                    408,567           636,197
   __________________________________________________________________________
        INCOME BEFORE TAXES ON INCOME          1,634,427         1,242,746
   TAXES ON INCOME                               603,000           447,000
   __________________________________________________________________________
   NET INCOME                                $ 1,031,427         $ 795,746
   __________________________________________________________________________
   (a)  This information is provided for informational purposes only to provide for comparisons to prior periods. The amounts were derived from combining the results of operations of Niagara Cold Drawn
        Corp. from January 1, 1996 to June 30, 1996 with the results of operations of Southwest Steel Company, Inc. from February 1, 1996 to June 30, 1996.
   __________________________________________________________________________
                            See accompanying notes to financial statements.


                                         NIAGARA COLD DRAWN CORP.
                                                   AND SUBSIDIARY

                                         STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
   __________________________________________________________________________

   Six months ended June 30,                           1995(a)
   __________________________________________________________________________
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $ 1,031,427
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                 395,298
         Increase in inventories                    (1,932,938)
         Increase in trade accounts receivable       (976,435)
         Increase in payables and accruals           2,140,233
         Net change, other                             451,003
   __________________________________________________________________________
              TOTAL ADJUSTMENTS                         77,161
   __________________________________________________________________________
              NET CASH PROVIDED BY OPERATING         1,108,588
                  ACTIVITIES
   __________________________________________________________________________
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets, net                (464,314)
   __________________________________________________________________________
   Net cash used in financing activities             (625,842)
   __________________________________________________________________________
   NET INCREASE IN CASH                                18,432
   CASH, BEGINNING OF PERIOD                           30,393
   __________________________________________________________________________
   CASH, END OF PERIOD                               $ 48,825
   __________________________________________________________________________
   (a)  Includes the cash flows of Niagara Cold Drawn Corp. only.
   __________________________________________________________________________
                            See accompanying notes to financial statements.

                                         NIAGARA COLD DRAWN CORP.
                                                   AND SUBSIDIARY

              NOTES TO FINANCIAL STATEMENTS - INFORMATION FOR THE
               PERIODS ENDED JUNE 30, 1995 AND 1996 IS UNAUDITED.
   _________________________________________________________________________
   1.   BASIS OF         The    accompanying   financial    statements    are
        PRESENTATION     unaudited; however,  in the  opinion of  management,
                         all adjustments necessary  for a  fair statement  of
                         results for  the stated periods  have been included.
                         These adjustments are of a normal recurring  nature.
                         Selected   information  and   footnote   disclosures
                         normally  included in  financial statements prepared
                         in  accordance  with generally  accepted  accounting
                         principles have been condensed  or omitted.  Results
                         for interim  periods are not necessarily  indicative
                         of the results to be  expected for an  entire fiscal
                         year.   It  is   suggested   that   these  condensed
                         financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1995.

                         On January 31, 1996, Niagara Cold Drawn Corp. ("NCD") entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, NCD purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of NCD promissory notes guaranteed by Niagara Corporation ("Niagara"). In connection with this acquisition, NCD discharged $8,518,691 of Southwest indebtedness, and Niagara guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase, and financed by a $12,000,000 term loan facility and the utilization of a portion of NCD's revolving line of credit. The NCD financial statements include the results of Southwest from February 1, 1996.

                         The  Southwest  purchase  price,  including  certain
                         transaction expenses of $483,270, totaled $3,560,043; Southwest's stockholders' equity at January 31, 1996 was $1,071,782. The $2,488,261 excess has been allocated to goodwill.
                         On May 8, 1996, pursuant to the provisions of the Southwest stock purchase agreement, NCD asserted indemnification claims in the aggregate amount of approximately $1,300,000 against the former Southwest stockholders. On May 22, 1996, NCD brought an action against such stockholders relating to these claims. The defendants have denied liability in their answer. Any amount received in satisfaction of these claims would be accounted for as a reduction in purchase price and an adjustment to goodwill.

   2.   CONTINGENCIES    NCD  is   subject  to   Federal,  state  and   local
                         environmental  laws   and  regulations   concerning,
                         among  other  matters,  water  emissions  and  waste
                         disposal. Management  believes that NCD currently is
                         in   material   compliance   with   all   applicable
                         environmental laws and regulations.

                         During 1994, Axia, Inc. ("Axia"), the prior owner of NCD's Buffalo, N.Y. property, alleged that NCD and certain other parties are responsible for some or all of the costs that may be incurred to remediate a site adjoining such property. Axia requested payment of $200,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. NCD is negotiating with Axia and has offered to pay $40,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. Axia did not respond to the offer but suggested that the parties continue their settlement discussions.

                         In accordance with the stock purchase agreement for the acquisition of NCD, on August 16, 1995, NCD's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior management of NCD in satisfaction of such individuals' rights under their existing stock option and employment agreements. NCD treated this payment, which is reflected as an employment expense deduction on NCD's financial statements for the period ended August 16, 1995, as a contribution of additional paid-in capital and compensation to management. Pursuant to the stock purchase agreement, NCD is required  to pay  Adage  an amount  equal  to  NCD's
                         Federal income taxes for the taxable period January 1, 1995 through August 16, 1995, computed as if NCD were not included in a consolidated Federal income tax return for such period. In determining such amount, NCD deducted from its income the payment made to senior management, thereby reducing the amount payable by NCD to Adage. Adage has disputed NCD's taking of this $1,666,327 deduction, the tax effect of which is approximately $567,000, which, if deemed payable, would be accounted for as an adjustment to the NCD purchase price. Pursuant to the stock purchase agreement, this matter is subject to binding arbitration by an independent accounting firm.

                         NCD  has  insurance coverage  for  catastrophies  as
                         well as risks required to be insured by law or contract. NCD's policy is to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based on NCD's actual or estimated aggregate liability for claims. Such estimates utilize certain insurance industry actuarial assumptions and are included in accrued expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Niagara Corporation (formerly International Metals Acquisition Corporation), a Delaware corporation ("Niagara," and, together with its subsidiaries, the "Company"), was organized on April 27, 1993 with the objective of acquiring an operating business engaged in the metals processing and distribution industry or metals-related manufacturing industry.

        On June 1, 1995, Niagara entered into a stock purchase agreement with the stockholders of Niagara Cold Drawn Corp. ("NCD"), a manufacturer of cold drawn steel bars, providing for the purchase by Niagara of all outstanding shares of common and preferred stock of NCD for $10,744,045 in cash. This acquisition was consummated on August 16, 1995.

        On January 31, 1996, NCD entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, NCD purchased all outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of NCD promissory notes guaranteed by Niagara. In connection with this acquisition, NCD discharged $8,518,691 of Southwest indebtedness, and Niagara guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. On May 8, 1996, NCD asserted an aggregate of approximately $1,300,000 of indemnification claims against the former Southwest stockholders. On May 22, 1996, NCD brought an action against such stockholders relating to these claims. The defendents have denied liability in their answer. (See Note 1 to the financial statements of Niagara and NCD; see also Part II, Item 1. Legal Proceedings.)

        Niagara is engaged in substantive commercial activity through NCD and Southwest and the following comparison of results of operations relates primarily to the operations of such subsidiaries. In this connection, NCD and Southwest are referred to collectively as the "Subsidiaries."

   THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH JUNE 30, 1995

        Net sales for the three months ended June 30, 1996 were $21,618,202, representing an increase of $6,544,993 or 43.4% over the same period in 1995. This increase resulted from an increase in sales, primarily due to the acquisition of Southwest.

        Cost of sales for the three months ended June 30, 1996 increased by $5,799,644 to $18,579,650, representing an increase of 45.3% over the same period in 1995. This increase was primarily the result of the growth in sales. Gross margins for the second quarter of 1996 decreased approximately 1.6% from the second quarter of 1995 primarily due to lower selling prices.

        Selling, general and administrative expenses of the Subsidiaries (not including freight, management fees, bonuses and step-up amortization) for the three months ended June 30, 1996 increased by approximately $250,000 to approximately $1,400,000, or 6.5% of sales compared to 7.0% for the same period in 1995. This increase was primarily due to costs associated with the increase in sales.

        Interest expense for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, increased $132,564 to $338,197 due to increased levels of borrowing.

        Net income for the three months ended June 30, 1996 was $395,350, a decrease of $96,782 or approximately 19.7% from the three months ended June 30, 1995. This decrease resulted from increased administrative expenses and step-up amortization related to the purchase of NCD.

   SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH JUNE 30, 1995

        Net sales for the six months ended June 30, 1996 were $40,421,929, representing an increase of $11,884,680 or 41.6% over the same period in 1995. This increase resulted from an increase in sales, primarily due to the acquisition of Southwest.

        Cost of sales for the six months ended June 30, 1996 increased by $10,719,372 to $34,633,542, representing an increase of 44.8% over the same period in 1995. This increase was primarily the result of the growth in sales. Gross margins for the six months ended June 30, 1996 decreased approximately 2.1% from the same period in 1995 primarily due to lower selling prices.

        Selling, general and administrative expenses of the Subsidiaries (not including freight, management fees, bonuses and step-up amortization) for the six months ended June 30, 1996 increased by approximately $600,000 to approximately $2,475,000, or 6.1% of sales compared to 6.5% for the same period in 1995. This increase was primarily due to costs associated with the increase in sales.

        Interest expense for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, increased $227,630 to $636,197 due to increased levels of borrowing.

        Net income for the six months ended June 30, 1996 was $795,000, a decrease of $236,000 or approximately 23% from the six months ended June 30, 1995. This decrease resulted from increased administrative expenses and step-up amortization.

   LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company had approximately $1,467,215 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes. The Company's selling, general and administrative expenses increased by $3,844,093 for the six months ended June 30, 1996 to approximately $4,186,558. This increase was due primarily to the completion of the NCD and Southwest acquisitions.

        The Company's principal long-term liquidity requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 1996 totaled approximately $2,400,000 compared to approximately $465,000 for the same period in 1995. Most of this increase related to the continued construction of Southwest's new facility in Midlothian, Texas.

        NCD has credit facilities (the "Credit Facilities") with Manufacturers and Traders Trust Company. These Credit Facilities are guaranteed by Niagara and consist of a $12,000,000 term loan facility (the "Term Loan Facility") and a $14,000,000 revolving credit facility (the "Revolving Credit Facility"). The Credit Facilities are guaranteed by Niagara and Southwest, primarily secured by the eligible accounts receivable and inventory of NCD and Southwest, carry restrictions on, among other things, capital expenditures, dividends and changes in control of NCD, and require minimum levels of net worth through maturity. NCD is in compliance with these provisions.

        The Term Loan Facility provides for the payment of (i) interest in monthly installments from March 1, 1996 through February 1, 1997 and (ii) principal and interest in monthly installments from March 1, 1997 through February 1, 2003. The interest rate is fixed at 7.49% for the first two years, and thereafter will be periodically adjusted to 2.5% above the average yield on certain United States Treasury obligations. Loans pursuant to the Revolving Credit Facility are secured by, and based on, a percentage of eligible accounts receivable and inventory and will mature on January 31, 1999. The interest rate on each loan is 2.5% above the applicable LIBOR rate. Monthly interest payments commenced on March 1, 1996.

        Working capital of the Company at June 30, 1996 was $13,477,542, compared to $11,885,476 at December 31, 1995. At June 30, 1996, NCD had borrowed $4,438,612 under the Revolving Credit Facility and had $9,361,388 in available credit under this Facility.

                        PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

                On May 22, 1996, NCD commenced an action in the Supreme Court of the State of New York, Erie County, captioned Niagara Cold Drawn Corp. v. Handrahan, et al., against the former Southwest stockholders who sold their shares to NCD. In its complaint, NCD asserts indemnification, breach of contract, and other claims against the defendants and seeks damages of approximately $1.3 million. The claims alleged by NCD include, among other things, that the sellers inaccurately represented the value of Southwest's inventory and breached other representations, warranties, and covenants in the stock purchase agreement. The defendants have answered NCD's complaint, denying liability. This action is now in the early stages of discovery. Joseph Handrahan, a former Southwest stockholder and a defendant in this action, is a Vice President of Southwest.

   ITEM 2.   CHANGES IN  SECURITIES

                None.

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                None.

   ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                (a) An Annual Meeting of Niagara Stockholders was held on May 16, 1996.

                (b) Michael J. Scharf, William H. Hyman, Gilbert D. Scharf, Gerald L. Cohn and Andrew R. Heyer were re-elected as directors of Niagara.

                (c)    The matters voted upon at the Annual Meeting were
   (i) the election of Michael J. Scharf, William H. Hyman, Gilbert D. Scharf, Gerald L. Cohn and Andrew R. Heyer to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 3,355,952 for and 9,900 withheld in connection with each of the five nominees; (ii) a proposal to amend Niagara's Restated Certificate of Incorporation to (a) decrease the number of authorized shares of Common Stock from 50,000,000 to 15,000,000 shares and (b) decrease the number of authorized shares of Preferred Stock from 1,000,000 to 500,000 shares, the vote as to which was 1,863,545 for, 12,300 against and 11,000 abstentions; (iii) a proposal to amend Niagara's Restated Certificate of Incorporation to change the name of the company from International Metals Acquisition Corporation to Niagara Corporation, the vote as to which was 3,232,652 for, 19,600 against and 13,600 abstentions; (iv) a proposal to approve Niagara's 1995 Stock Option Plan, the vote as to which was 1,759,545 for, 86,500 against and 24,800 abstentions; and (v) the ratification and approval of the appointment of BDO Seidman LLP as independent accountants for 1996, the vote as to which was 3,344,552 for, 6,400 against and 14,900 abstentions.

   ITEM 5.   OTHER INFORMATION

                None.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)                Exhibits

        3.1   Registrant's Restated Certificate of Incorporation as
              amended on May 16, 1996.
       *3.2   Registrant's By-laws.
       *4.1   Form of Common Stock Certificate.
       *4.2   Form of Warrant Certificate.
      **4.3   Unit Purchase Option Granted to GKN Securities Corp.
      **4.4   Warrant Agreement between Continental Stock Transfer & Trust
              Company and the Registrant.
   ***10.12   UPO Exchange Agreement by and among the Registrant and GKN
              Securities Corp., Roger Gladstone, David M. Nussbaum,
              Robert Gladstone, Richard Buonocore, Debra L. Schondorf,
              Andrea B. Goldman, Ira S. Greenspan and Barington Capital
              Corp., L.P.
    ****21    Subsidiaries of the Registrant.
        27    Financial Data Schedule.
   __________________________
   * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
   ** Incorporated by reference to exhibits filed with the Registrant's
      Report on Form 10-K for the fiscal year ended December 31, 1993.
  *** Incorporated by reference to exhibit 10.1 to the Registrant's
      Report on Form 8-K, dated May 30, 1996.
 **** Incorporated by reference to exhibits filed in the Registrant's
      Report on Form 10-K for the fiscal year ended December 31, 1995.

              (b)  Reports on Form 8-K

              The Registrant filed the financial statements of Southwest and pro forma financial information by an 8-K amendment on April 15, 1996 (amending its Report on Form 8-K, dated February 13, 1996). In addition, the Registrant filed its Report on Form 8-K, dated May 30, 1996, reporting under Items 5 and 7 the issuance of 168,750 shares of its Common Stock in exchange for unit purchase options issued to the underwriters of its 1993 initial public offering.


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NIAGARA CORPORATION
                               _________________________________
                                         (Registrant)

   Date: August 14, 1996       /s/ Gilbert D. Scharf
                               ________________________________________
                               Gilbert D. Scharf, Vice President

   Date:  August 14, 1996      /s/ Gilbert D. Scharf
                               ________________________________________
                               Gilbert D. Scharf, Principal Accounting
                               Officer

              Exhibit Index

          3.1  Registrant's Restated Certificate of Incorporation as amended on May 16, 1996.
         *3.2  Registrant's By-laws.
         *4.1  Form of Common Stock Certificate.
         *4.2  Form of Warrant Certificate.
        **4.3  Unit Purchase Option Granted to GKN Securities Corp.
        **4.4  Warrant Agreement between Continental Stock Transfer & Trust
               Company and the Registrant.
     ***10.12  UPO Exchange Agreement by and among the Registrant and
               GKN Securities Corp., Roger Gladstone, David M. Nussbaum,
               Robert Gladstone, Richard Buonocore, Debra L. Schondorf,
               Andrea B. Goldman, Ira S. Greenspan and Barington Capital
               Corp., L.P.
      ****21   Subsidiaries of the Registrant.
          27   Financial Data Schedule.
   __________________________
   * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
      No. 33-64682.
   ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
      December 31, 1993.
  *** Incorporated by reference to exhibit 10.1 to the Registrant's
      Report on Form 8-K, dated May 30, 1996.
 **** Incorporated by reference to exhibits filed in the Registrant's
      Report on Form 10-K for the fiscal year ended December 31, 1995.