Form 10-Q
period 1996-09-30
NIAGARA CORP
filed 1996-11-13
CIK 710976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1996
                        Commission File Number 0-22206

                              NIAGARA CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                           59-3182820
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification Number)

                              667 Madison Avenue
                           New York, New York 10021
                    (Address of principal executive office)

                               (212) 317-1000
            (Registrant's telephone number, including area code)

                 INTERNATIONAL METALS ACQUISITION CORPORATION
           (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   (X)                                    NO


          Number of shares of Common Stock outstanding at September
          30, 1996

        Common Stock, $.001 par value                   3,668,750
                (Class)                            (Number of Shares)


___________________________________________________________________________

          NIAGARA CORPORATION

          Index to September 30, 1996 Form 10-Q

                                                               Page

          Part I - Financial Information (Unaudited)

            Financial Statements (Unaudited):
               Niagara Corporation ("Niagara")
                 and Subsidiaries:
                    Balance sheets                                3
                    Statements of operations                    4-5
                    Statements of common stock,
                      preferred stock, additional
                      paid-in capital and deficit                 6
                        Statements of cash flows                  7
                        Notes to financial statements          8-12

               Niagara Cold Drawn Corp. ("NCD") and Subsidiary
                (Predecessor company, information prior to date of acquisition by Niagara herein disclosed):
                    Statements of operations                     14
                    Notes to financial statements             15-17

            Management's Discussion and Analysis of Financial Condition
               and Results of Operations                         18

          Part II - Other Information                            21

          Signatures  . . . . . . . . . . . . . . . . . . . . .  24



                                                NIAGARA CORPORATION
                                                   AND SUBSIDIARIES

                                                     BALANCE SHEETS



                                               December 31,   September 30,
                                                  1995(a)       1996(b)
                                                              (unaudited)
   ASSETS
   CURRENT:

     Cash and cash equivalents                   $ 2,186,897   $ 1,273,951
     Trade accounts receivable, net of allow-
      ance for doubtful accounts of $183,700
      and $384,553                                 4,239,369     8,270,631
     Inventories                                  14,743,541    14,899,982
     Other current assets                            165,874       528,645
         TOTAL CURRENT ASSETS                     21,335,681    24,973,209
   PROPERTY, PLANT AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                       12,745,144    21,507,807
   GOODWILL ON ACQUISITION, NET OF ACCUMU-
   LATED AMORTIZATION                                      -     2,463,761
   OTHER ASSETS                                      512,587       749,733
                                                 -----------   -----------
                                                 $34,593,412   $49,694,510

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT:
     Trade accounts payable                      $ 4,786,769   $ 5,788,387
     Accrued expenses and compensation             3,728,388     4,933,030
     Current maturities of long-term debt            733,048       322,148
     Deferred income taxes                           202,000       202,000
        TOTAL CURRENT LIABILITIES                  9,450,205    11,245,565
   LONG-TERM DEBT, LESS CURRENT MATURITIES         6,968,860    19,402,145
   DEFERRED INCOME TAXES                           3,712,000     3,544,000
   STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value -
      shares authorized 500,000(c); none
      outstanding                                        -             -
     Common stock, $.001 par value - shares
      authorized 15,000,000(c); 3,500,000
      outstanding on December 31, 1995 and
      3,668,750 outstanding on September 30,
      1996                                             3,500         3,669
     Additional paid-in capital                   15,560,296    15,560,127
     Deficit                                     (1,101,449)      (60,996)
        TOTAL STOCKHOLDERS' EQUITY                14,462,347    15,502,800
                                                 -----------   -----------
                                                 $34,593,412   $49,694,510
   __________________
   (a) Includes the balance sheets of Niagara Corporation and Niagara Cold Drawn Corp. as of December 31, 1995.
   (b) Includes the balance sheets of Niagara Corporation, Niagara Cold Drawn Corp. and Southwest Steel Com-pany, Inc. as of September 30, 1996.
   (c)  The number of authorized shares is as of September
        30, 1996. There were 1,000,000 shares
        of Preferred Stock and 50,000,000 shares of Common Stock authorized as of December 31,1995.

                            See accompanying notes to financial statements.



                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                                         STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

   Three months ended September 30,             1995(a)            1996(b)

   NET SALES                                $6,496,715         $18,524,082
   COST OF PRODUCTS SOLD                     5,545,617          15,430,514

      GROSS PROFIT                             951,098           3,093,568
   OPERATING EXPENSES:

     Selling, general and administra-
   tive                                        512,800           2,241,296
        INCOME FROM OPERATIONS                 438,928             852,272
   OTHER INCOME (EXPENSE):

     Interest income                            107,695             16,081
     Other income                                -                 165,000

     Interest expense                         (105,386)          (397,115)
        INCOME BEFORE TAXES ON INCOME           440,607            636,238

   TAXES ON INCOME                               78,000            242,000
   NET INCOME FOR THE PERIOD                  $ 362,607       $    394,238

   NET INCOME PER SHARE                           $ .10              $ .11

   WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                3,500,000          3,668,750

   ___________________
   (a) Includes the results of Niagara Corporation and the results of Niagara Cold Drawn Corp. from August 17, 1995 to September 30, 1995.
   (b)  Includes the results of Niagara Corporation, Niagara Cold Drawn
        Corp. and Southwest Steel Company, Inc.



                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                                         STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

   Nine months ended September 30,               1995(a)           1996(b)

   NET SALES                                 $ 6,496,715       $58,946,011
   COST OF PRODUCTS SOLD                       5,545,617        50,064,045

      GROSS PROFIT                               951,098         8,881,966
   OPERATING EXPENSES:

     Selling, general and administrative         855,265         6,427,854

        INCOME FROM OPERATIONS                    95,833         2,454,112
   OTHER INCOME (EXPENSE):

     Interest income                             533,170            60,653
     Other income                                 -                165,000

     Interest expense                          (105,386)       (1,033,312)
        INCOME BEFORE TAXES ON INCOME            523,617         1,646,453

   TAXES ON INCOME                                78,000           606,000
   NET INCOME FOR THE PERIOD                   $ 445,617       $ 1,040,453

   NET INCOME PER SHARE                           $ 0.13            $ 0.29

   WEIGHTED AVERAGE COMMON SHARES              3,500,000         3,580,680
   OUTSTANDING

   __________________
   (a) Includes the results of Niagara Corporation and the results of Niagara Cold Drawn Corp. from August 17, 1995 to September 30, 1995.
   (b) Includes the results of Niagara Corporation and Niagara Cold Drawn Corp. for the period from January 1, 1996 to September 30, 1996 and the results of Southwest Steel company, Inc. for the period from February 1, 1996 to September 30, 1996.




                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES
                                                                            NIAGARA CORPORATION
                                                                               AND SUBSIDIARIES

            STATEMENTS OF COMMON STOCK, PREFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND DEFICIT
                                                                                    (UNAUDITED)

   Period January 1, 1996 to September 30, 1996

                            Common stock       Preferred stock
                         Number of  Amount    Number of  Amount     Additional  Retained
                           shares              shares                paid-in     earnings
                                                                     capital    (deficit)     Total
   BALANCE, JANUARY 1,  3,500,000  $   3,500      -       $-       $15,560,296  $(1,101,449) $14,462,347
   1996

   Shares issued(a)       168,750       169       -        -                            -           -
                                                                      (169)
   Net income for the        -         -          -        -            -         1,040,453    1,040,453
   period
   BALANCE,SEPTEMBER    3,668,750   $   3,669     -       $-       $15,560,127  $   (60,996) $15,502,800
   30, 1996

   (a) On May 22, 1996, Niagara Corporation issued 168,750 shares of Common Stock in exchange for unit purchase options issued to the underwriters of its 1993 initial public offering. (See Note 1.)



                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                                         STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

   Nine months ended September 30,                  1995              1996

   CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                $ 445,617       $ 1,040,453

     Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization            153,435         1,374,874
        Deferred income taxes                     -              (168,000)
        Bad debt expense                          -                 50,991
        Gain on disposal of property              -              (148,773)
        Changes in assets and liabili-
         ties, net of effects from pur-
         chase of Niagara in 1995 and
         Southwest in 1996:
           Increase in interest on U.S.
            Gov t securities                   (507,473)            -
           Increase in accounts receivable     (505,060)       (1,167,828)
           Decrease in inventories             2,701,624         3,063,270
           Increase in other current assets    (105,262)         (169,447)
           Increase in other assets             (42,638)         (266,899)
           Decrease in accounts payable
            and accrued expenses             (2,521,714)         (210,355)

            TOTAL ADJUSTMENTS                  (827,088)         2,357,833

              NET CASH PROVIDED BY
              (USED IN) OPERATING
              ACTIVITIES                       (381,471)         3,398,286

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Niagara, net of cash
      acquired                              (10,744,045)            -
     Acquisition costs, Niagara              (1,000,000)            -
     Cumulative maturities of U.S. Gov't
      securities                             89,592,484            -
     Cumulative acquisition of U.S.
      Gov't securities                      (74,400,900)            -
     Investment in marketable securities     (3,186,187)            -
     Acquisition of Southwest, net of
      cash acquired                               -            (3,004,999)
     Purchases of fixed assets                  (29,911)       (3,365,969)

              NET CASH  PROVIDED BY
               (USED IN) INVESTING AC-
               TIVITIES                          231,441       (6,370,968)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from (payments of) line
      of credit and term note                   (693,818)         2,059,736

              NET CASH  PROVIDED BY
               (USED IN) FINANCING              (693,818)         2,059,736

   NET DECREASE IN CASH AND CASH EQUIVALENTS    (843,848)         (912,946)

   CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                     982,759         2,186,897
   CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                       $138,911        $1,273,951

   See accompanying notes to financial statements.



                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                     SEPTEMBER 30, 1996 AND FOR THE PERIODS ENDED
                        SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED.

     1. BASIS OF PRESENTATION - The accompanying finan-cial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1995.

                          On August 16, 1995, Niagara Corporation ("Niaga-ra"), formerly International Metals Acquisition Corporation, acquired all of the issued and out-standing common and preferred stock of Niagara Cold Drawn Corp. ("NCD"), a manufacturer of cold drawn steel bars, for $10,744,045 in cash. The acquisition was accounted for as a purchase and the consolidated financial statements include the results of NCD from August 17, 1995. (See Note 4.)

                          The purchase price for NCD, including certain transaction expenses of $1,174,377, totaled $11,918,422. NCD's stockholder's equity at Au-gust 16, 1995 was $6,519,678. After giving effect to this excess and a $3,309,000 deferred tax lia-bility, the purchase price for NCD exceeded the book value of NCD's stockholder's equity by ap-proximately $8,708,000. This excess was allocated to the carrying amounts of certain assets of NCD. As a result of the NCD acquisition, Niagara was able to utilize its net operating loss carryforward at August 16, 1995 of approximately $1,150,000. The tax benefit of this loss (that was previously fully reserved by a valuation allowance) totals approximately $460,000, which amount was recorded as a deferred tax asset at the date of the acquisition. Approximately $1,000,000 of this loss was utilized as of December 31, 1995, and the remainder was utilized during the current year to reduce current tax liabilities. In accordance with SFAS 109, the tax benefit received from this utilization was reflected as a reduction of the deferred tax asset rather than a reduction in tax expense in the statement of operations.

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

                          On May 22, 1996, Niagara issued 168,750 shares of Common Stock in exchange for unit purchase options (the "Purchase Options") issued to the underwriters of its 1993 initial public offering. The Purchase Options were exercisable until August 13, 1998 for an aggregate of 250,000 units at $9.00 per unit (subject, in each case, to certain antidilution adjustments), with each unit consisting of one share of Common Stock and two warrants, with each warrant exercisable for one share of Common Stock at $6.60.



                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                     SEPTEMBER 30, 1996 AND FOR THE PERIODS ENDED
                        SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED.

   2.   ACQUISITIONS OF
        NCD AND
        SOUTHWEST         As discussed in Note 1 above, on August 16, 1995
                          Niagara acquired all of the issued and
                          outstanding shares of common and preferred stock of NCD, and on January 31, 1996 NCD acquired all of the issued and outstanding capital stock of Southwest. Pro forma results of operations, assuming both acquisitions had occurred on January 1, 1995, are detailed below. Pro forma adjustments primarily include additional depreciation and amortization on the excess purchase price allocated to property, plant, equipment (NCD) and goodwill (Southwest), elimination of interest income on the portion of Niagara's investment in a U.S. government security deposited in a trust fund liquidated upon the acquisition of NCD and elimination of other nonrecurring items.

                          This pro forma financial data does not purport to be indicative of the results which actually could have been obtained had such transactions been completed as of the assumed dates or which may be obtained in the future.

                                                Nine months   Nine months
                                              ended September ended September
                        In thousands             30, 1995      30, 1996

                        Net sales                $65,989       $61,532
                        Net income                 1,050         1,145
                        Net income per share        .28           .31

  3.    INVENTORIES      Inventories consisted of the following:

                                                     December   September
                                                     31, 1995     30, 1996

                         Raw materials              $ 6,978,363  $6,293,172
                         Work-in-process              1,088,153   1,165,083
                         Finished goods               6,677,025   7,441,727

                                                    $14,743,541 $14,899,982

                         Inventories are stated using the LIFO method.



                                              NIAGARA CORPORATION
                                                 AND SUBSIDIARIES

                NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                     SEPTEMBER 30, 1996 AND FOR THE PERIODS ENDED
                        SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED.

     4. CONTINGENCIES     NCD is subject to Federal, state and local envi-
                          ronmental laws and regulations concerning, among other matters, water emissions and waste dispos-al. Management believes that NCD currently is in material compliance with all applicable environ-mental laws and regulations.

                          During 1994, Axia, Inc. ("Axia"), the prior owner of NCD's Buffalo, N.Y. property, alleged that NCD and certain other parties are responsible for some or all of the costs that may be incurred to remediate a site adjoining such property. Axia requested payment of $200,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. NCD is negotiat-ing with Axia and has offered to pay $40,000 in exchange for Axia's agreeing to assume full re-sponsibility for the remediation and to indemnify NCD against any claim arising from this matter. Axia did not respond to the offer but suggested that the parties continue their settlement dis-cussions. The balance sheets at December 31, 1995 and September 30, 1996 include an accrued liability of $40,000 for this contingency.

                          In accordance with the stock purchase agreement for the acquisition of NCD, on August 16, 1995, NCD's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior man-agement of NCD in satisfaction of such individuals' rights under their existing stock option and employment agreements. NCD treated this payment, which is reflected as an employment expense deduction on NCD's financial statements for the period ended August 16, 1995, as a con-tribution of additional paid-in capital and com-pensation to management. Pursuant to the stock purchase agreement, NCD is required to pay Adage an amount equal to NCD's Federal income taxes for the taxable period January 1, 1995 through Au-gust 16, 1995, computed as if NCD were not in-cluded in a consolidated Federal income tax re-turn for such period. In determining such amount, NCD deducted from its income the payment made to senior management, thereby reducing the amount payable by NCD to Adage. Adage has disputed NCD's taking of this $1,666,327 deduction, the tax ef-fect of which is approximately $567,000, which, if deemed payable, would be accounted for as an adjustment to the NCD purchase price. Pursuant to the stock purchase agreement, this matter is sub-ject to binding arbitration by an independent accounting firm.

                          NCD has insurance coverage for catastrophes as well as risks required to be insured by law or contract. NCD's policy is to retain a portion of certain expected losses relating primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, med-ical and life benefits and liability. Provisions for losses expected under these programs are re-corded based on NCD's actual or estimated aggre-gate liability for claims. Such estimates utilize certain insurance industry actuarial assumptions and are included in accrued expenses.


          NIAGARA COLD DRAWN CORP.
          AND SUBSIDIARY
          CONTENTS

   NIAGARA COLD DRAWN CORP. IS CONSIDERED A PREDECESSOR
     COMPANY:
        Statements of operations                                 14
        Notes to financial statements                         15-17



                                                             Memorandum
                                                                only
   Three months ended September 30,                 1995          1996 (a)
   NET SALES                                 $12,068,089       $18,524,082
   COST OF PRODUCTS SOLD                      10,439,974        15,430,513
        GROSS PROFIT                           1,628,115         3,093,568
   Selling, general and administra-              873,757         2,201,803
   tive expenses
        INCOME FROM OPERATIONS                   754,358           891,765
   OTHER INCOME (EXPENSE):
     Interest                                  (209,392)         (397,115)
     Employment Expense (management          (1,666,327)            -
   options)
     Other Income                                -                 165,000
        INCOME BEFORE TAXES ON INCOME        (1,121,361)           659,650
   TAXES ON INCOME                               414,000           250,000
   NET INCOME                                $ (707,361)         $ 409,650


                                                             Memorandum
                                                                only
   Nine  months ended September 30,                 1995          1996 (a)
   NET SALES                                 $40,118,569       $58,946,011
   COST OF PRODUCTS SOLD                      34,539,584        50,064,045
        GROSS PROFIT                           5,578,984         8,881,965
   Selling, general and administra-            2,711,624         6,111,257
   tive expenses

        INCOME FROM OPERATIONS                 2,867,359         2,770,708
   OTHER INCOME (EXPENSE):
     Interest                                  (687,968)       (1,033,312)
     Employment expense (management          (1,666,327)             -
   options)
     Other income                                  -               165,000
        INCOME BEFORE TAXES ON INCOME            513,065         1,902,395
   TAXES ON INCOME                               189,000           697,000
   NET INCOME                                  $ 324,065       $ 1,205,395

   (a) This information is provided for informational purposes only to provide for comparisons to prior periods. The amounts were derived from combining the results of operations of Niagara Cold Drawn Corp. from January 1, 1996 to September 30, 1996 with the results of operations of Southwest Steel Company, Inc. from February 1, 1996 to September 30, 1996.

   See accompanying notes to financial statements.



                                         NIAGARA COLD DRAWN CORP.
                                                   AND SUBSIDIARY

              NOTES TO FINANCIAL STATEMENTS - INFORMATION FOR THE
          PERIODS ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED.

   1.   BASIS OF PRE
        SENTATION         The accompanying financial statements are
                          unaudited; however, in the opinion of
                          management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.
                          It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1995.

                          On January 31, 1996, Niagara Cold Drawn Corp. ("NCD") entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, NCD purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of NCD promissory notes guaranteed by Niagara Corporation ("Niaga-ra"). In connection with this acquisition, NCD discharged $8,518,691 of Southwest indebtedness, and Niagara guaranteed $898,000 of Southwest in-debtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase, and financed by a $12,000,000 term loan facility and the utilization of a portion of NCD's revolving line of credit. The NCD financial statements in-clude the results of Southwest from February 1, 1996.

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



                                         NIAGARA COLD DRAWN CORP.
                                                   AND SUBSIDIARY

              NOTES TO FINANCIAL STATEMENTS - INFORMATION FOR THE
          PERIODS ENDED SEPTEMBER 30, 1995 AND 1996 IS UNAUDITED.

   2.   CONTINGENCIES     NCD is subject to Federal, state and local
                          environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that NCD currently is in material compliance with all applicable environmental laws and regulations.

                          During 1994, Axia, Inc. ("Axia"), the prior owner of NCD's Buffalo, N.Y. property, alleged that NCD and certain other parties are responsible for some or all of the costs that may be incurred to remediate a site adjoining such property. Axia requested payment of $200,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. NCD is negotiating with Axia and has offered to pay $40,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify NCD against any claim arising from this matter. Axia did not respond to the offer but suggested that the parties continue their settlement discussions. In accordance with the stock purchase agreement for the acquisition of NCD, on August 16, 1995, NCD's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior management of NCD in satisfaction of such individuals' rights under their existing stock option and employment agree-ments. NCD treated this payment, which is reflected as an employment expense deduction on NCD's financial statements for the period ended August 16, 1995, as a contribution of additional paid-in capital and compensation to management. Pursuant to the stock purchase agreement, NCD is required to pay Adage an amount equal to NCD's Federal income taxes for the taxable period January 1, 1995 through August 16, 1995, computed as if NCD were not included in a consolidated Federal income tax return for such period. In determining such amount, NCD deducted from its income the payment made to senior management, thereby reducing the amount payable by NCD to Adage. Adage has disputed NCD's taking of this $1,666,327 deduction, the tax effect of which is approximately $567,000, which, if deemed payable, would be accounted for as an adjustment to the NCD purchase price. Pursuant to the stock purchase agreement, this matter is subject to binding arbitration by an independent accounting firm.

                          NCD has insurance coverage for catastrophes as well as risks required to be insured by law or contract. NCD's policy is to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based on NCD's actual or estimated aggregate liability for claims. Such estimates utilize certain insurance industry actuarial assumptions and are included in accrued expenses.


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

        On June 1, 1995, Niagara entered into a stock purchase agreement with the stockholders of Niagara Cold Drawn Corp. ("NCD"), a manufac-turer of cold drawn steel bars, providing for the purchase by Niagara of all outstanding shares of common and preferred stock of NCD for $10,744,045 in cash. This acquisition was consummated on August 16, 1995.

        On January 31, 1996, NCD entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, NCD purchased all outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of NCD promissory notes guaranteed by Niagara. In connection with this acquisition, NCD discharged $8,518,691 of Southwest indebtedness, and Niagara guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. On May 8, 1996, NCD asserted an aggregate of approximately $1,300,000 of indemnification claims against the former Southwest stockholders. On May 22, 1996, NCD brought an action against such stockholders relating to these claims. The defendants have denied liability in their answer. (See Note 1 to the financial statements of Niagara and NCD; see also Part II, Item 1. Legal Pro-ceedings.)

   THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SEPTEMBER 30, 1995

        Net sales for the three months ended September 30, 1996 were $18,524,082, representing an increase of $12,027,367 or 185% over the same period in 1995. This increase primarily resulted from the acquisition of Southwest and the inclusion of NCD's sales for an entire quarter in 1996 versus from August 16 through September 30 in 1995.

        Cost of sales for the three months ended September 30, 1996 increased by $9,884,897 to
   $15,430,514, representing an increase of 178% over the same period in 1995. This increase was primarily the result of the growth in sales. Gross margins for the third quarter of 1996 increased approximately 2% from the third quarter of 1995 primarily due to a more favorable mix of higher margin products.

        Selling, general and administrative expenses for the three months ended September 30, 1996 increased by $1,728,496 to $2,241,000 as compared to the same period in 1995. This increase was primarily due to costs associated with the increase in sales and the inclusion of NCD's expenses for a full quarter in 1996 versus a partial quarter in 1995.

        Interest expense for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, increased $291,729 to $397,115 due to increased levels of borrowing caused by the acquisition of Southwest and the inclusion of a full of a full quarter NCD interest expense versus a partial quarter in 1995.

        During the quarter Niagara substantially completed the construc-tion of a new facility for Southwest in Midlothian, Texas and move of the Southwest operations from Tulsa, Oklahoma to the new facility. The Tulsa facilities were sold resulting in an approximate $150,000 gain reflected in other income.

        Net income for the three months ended September 30, 1996 was $394,238, an increase of $31,631 or 8.7% from the three months ended September 30, 1995. Net Income was positively impacted by the gain from the sale of the Tulsa facilities. Taxes increased by $164,000 to $242,000. Taxes in 1995 were favorably impacted by the utilization of net operating loss carry forwards. These loss carry forwards were exhausted prior to the quarter ended September 30, 1996.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SEPTEMBER 30, 1995

        Net sales for the nine months ended September 30, 1996 were $58,946,011, representing an increase of $52,449,296 over the same period in 1995. This increase resulted from an increase in sales due to the acquisition of Southwest and the inclusion of NCD for the entire period.

        Cost of sales for the nine months ended September 30, 1996 increased by $44,518,428 to $50,064,045, over the same period in 1995. This increase was primarily the result of the growth in sales.

        Selling, general and administrative expenses for the nine months ended September 30, 1996 increased by $5,572,589 to $6,427,854. This increase was primarily due to costs associated with the increase in sales.

        Interest expense for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, increased $927,926 to $1,033,312 due to increased levels of borrowing caused by the earlier referenced acquisitions.

        Net income for the nine months ended September 30, 1996 was $1,040,453 an increase of $594,836 or approximately 133% over net income for the nine months ended September 30, 1995.

   LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1996, Niagara had $1,273,951 in cash and cash equivalents. Such funds are available for working capital and other corporate purposes.

        The Company's principal long-term liquidity requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equip-ment. Capital expenditures for the nine months ended September 30, 1996 totaled approximately $3,366,000 compared to approximately $615,000 for the same period in 1995. Most of this increase related to the continued construction of Southwest's new facility in Midlothian, Texas.

        NCD has credit facilities (the "Credit Facilities") with Manufac-turers and Traders Trust Company. These Credit Facilities are guaran-teed by Niagara and consist of a $12,000,000 term loan facility (the "Term Loan Facility") and a $14,000,000 revolving credit facility (the "Revolving Credit Facility"). The Credit Facilities are guaranteed by Niagara and Southwest, primarily secured by the eligible accounts receivable and inventory of NCD and Southwest, carry restrictions on, among other things, capital expenditures, dividends and changes in control of NCD, and require minimum levels of net worth through maturity. NCD is in compliance with these provisions.

        The Term Loan Facility provides for the payment of (i) interest in monthly installments from March 1, 1996 through February 1, 1997 and (ii) principal and interest in monthly installments from March 1, 1997 through February 1, 2003. The interest rate is fixed at 7.49% for the first two years, and thereafter will be periodically adjusted to 2.5% above the average yield on certain United States Treasury obligations. Loans pursuant to the Revolving Credit Facility are secured by, and based on, a percentage of eligible accounts receivable and inventory and will mature on January 31, 1999. The interest rate on each loan is 2.5% above the applicable LIBOR rate. Monthly inter-est payments commenced on March 1, 1996.

        Working capital of the Company at September 30, 1996 was $13,727,644, compared to $11,885,476 at December 31, 1995. At Septem-
   ber 30, 1996, NCD had borrowed $4,907,551 under the Revolving Credit Facility and had $8,892,449 in available credit under this Facility.



                        PART II - OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

                On May 22, 1996, NCD commenced an action in the Supreme Court of the State of New York, Erie County, captioned Niagara Cold Drawn Corp. v. Handrahan, et al., against the former Southwest stock-holders who sold their shares to NCD. In its complaint, NCD asserts indemnification, breach of contract, and other claims against the defendants and seeks damages of approximately $1.3 million. The defendants have answered NCD's complaint, denying liability. This action is now in the early stages of discovery. Joseph Handrahan, a former Southwest stockholder and a defendant in this action, is a Vice President of Southwest.

   ITEM 2.   CHANGES IN  SECURITIES

                None.

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                None.

   ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                (a) An Annual Meeting of Niagara Stockholders was held on May 16, 1996.

                (b) Michael J. Scharf, William H. Hyman, Gilbert D. Scharf, Gerald L. Cohn and Andrew R. Heyer were re-elected as direc-tors of Niagara.

                (c)    The matters voted upon at the Annual Meeting were
   (i) the election of Michael J. Scharf, William H. Hyman, Gilbert D. Scharf, Gerald L. Cohn and Andrew R. Heyer to hold office until the next Annual Meeting of Stockholders or until their respective succes-sors have been duly elected and qualified, the vote as to which was 3,355,952 for and 9,900 withheld in connection with each of the five nominees; (ii) a proposal to amend Niagara's Restated Certificate of Incorporation to (a) decrease the number of authorized shares of Common Stock from 50,000,000 to 15,000,000 shares and (b) decrease the number of authorized shares of Preferred Stock from 1,000,000 to 500,000 shares, the vote as to which was 1,863,545 for, 12,300 against and 11,000 abstentions; (iii) a proposal to amend Niagara's Restated Certificate of Incorporation to change the name of the company from International Metals Acquisition Corporation to Niagara Corporation, the vote as to which was 3,232,652 for, 19,600 against and 13,600 abstentions; (iv) a proposal to approve Niagara's 1995 Stock Option Plan, the vote as to which was 1,759,545 for, 86,500 against and 24,800 abstentions; and (v) the ratification and approval of the appointment of BDO Seidman LLP as independent accountants for 1996, the vote as to which was 3,344,552 for, 6,400 against and 14,900 abstentions.

   ITEM 5.   OTHER INFORMATION

                None.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)                Exhibits


       *3.1   Registrant's Restated Certificate of Incorporation as
   amended on May 16, 1996.
      **3.2   Registrant's By-laws.
      **4.1   Form of Common Stock Certificate.
      **4.2   Form of Warrant Certificate.
     ***4.3   Unit Purchase Option Granted to GKN Securities Corp.
     ***4.4   Warrant Agreement between Continental Stock Transfer & Trust
              Company and the Registrant.

      +10.12  UPO Exchange Agreement by and among the Registrant and GKN
              Securities Corp., Roger Gladstone, David M. Nussbaum,
              Robert Gladstone, Richard Buonocore, Debra L. Schondorf,
              Andrea B. Goldman, Ira S. Greenspan and Barington Capital
              Corp., L.P.
      ++21    Subsidiaries of the Registrant.
        27    Financial Data Schedule.
   __________________________
   * Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
   ** Incorporated by reference to exhibits filed with the Registrant's
      Registration Statement on Form S-1, Registration No. 33-64682.
  *** Incorporated by reference to exhibits filed with the Registrant's
      Report on Form 10-K for the fiscal year ended December 31, 1993.
    + Incorporated by reference to exhibit 10.1 to the Registrant's
      Report on Form 8-K, dated May 30, 1996.
   ++ Incorporated by reference to exhibits filed in the Registrant's
      Report on Form 10-K for the fiscal year ended December 31, 1995.

              (b)  Reports on Form 8-K

                   None.


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NIAGARA CORPORATION
                                              (Registrant)

   Date: November 13, 1996          /s/ Gilbert D. Scharf
                                    Gilbert D. Scharf, Vice President

   Date:  November 13, 1996         /s/ Gilbert D. Scharf
                                    Gilbert D. Scharf, Principal Accounting
                                     Officer


                Exhibit Index

          *3.1  Registrant's Restated Certificate of Incorporation as amended on May 16, 1996.
        **3.2   Registrant's By-laws.
        **4.1   Form of Common Stock Certificate.
        **4.2   Form of Warrant Certificate.
       ***4.3   Unit Purchase Option Granted to GKN Securities Corp.
       ***4.4   Warrant Agreement between Continental Stock Transfer &
                Trust Company and the Registrant.
      +10.12    UPO Exchange Agreement by and among the Registrant and
                GKN Securities Corp., Roger Gladstone, David M. Nussbaum,
                Robert Gladstone, Richard Buonocore, Debra L. Schondorf,
                Andrea B. Goldman, Ira S. Greenspan and Barington Capital
                Corp., L.P.
       ++ 21    Subsidiaries of the Registrant.
          27    Financial Data Schedule.
   __________________________
   * Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
   ** Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
      No. 33-64682.
  *** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
      December 31, 1993.
    + Incorporated by reference to exhibit 10.1 to the Registrant's
      Report on Form 8-K, dated May 30, 1996.
   ++ Incorporated by reference to exhibits filed in the Registrant's
      Report on Form 10-K for the fiscal year ended December 31, 1995.