Form 10-K
period 1996-12-31
NIAGARA CORP
filed 1997-03-31
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                              --------------------
                                   FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                      OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _________________

                                           Commission file number 0-22206

                              NIAGARA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              59-3182820
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  667 MADISON AVENUE, NEW YORK, NEW YORK                  10021
  --------------------------------------                  -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               ZIP CODE

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 317-1000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                         COMMON STOCK, $.001 PAR VALUE
                UNITS, CONSISTING OF COMMON STOCK AND WARRANTS
                       WARRANTS TO PURCHASE COMMON STOCK

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X   NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO

         AS OF MARCH 27, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY
$14,280,031 (ASSUMES OFFICERS, DIRECTORS AND ALL STOCKHOLDERS HOLDING 5% OF THE OUTSTANDING SHARES ARE AFFILIATES).

         THERE WERE 3,668,750 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 27, 1997.

         DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE
REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 29, 1997 ARE INCORPORATED BY REFERENCE INTO PART III (ITEMS 10, 11, 12 AND 13) HEREOF.


                                  PART I

ITEM 1.  BUSINESS.

         Niagara Corporation, formerly International Metals Acquisition Corporation ("Niagara"), a Delaware corporation, was organized on April 27, 1993 with the objective of acquiring an operating business engaged in the metals processing and distribution industry or metals-related manufacturing industry.

         On June 1, 1995, Niagara entered into a stock purchase agreement with the stockholders of Niagara Cold Drawn Corp. ("Niagara Cold Drawn," and together with Niagara, the "Company"), a manufacturer of cold drawn steel bars, providing for the purchase by Niagara of all outstanding shares of common and preferred stock of Niagara Cold Drawn for $10,744,045 in cash. This acquisition was consummated on August 16, 1995.

         On January 31, 1996, Niagara Cold Drawn entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, Niagara Cold Drawn purchased all outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara Cold Drawn promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara Cold Drawn discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness. On November 1, 1996, Southwest was merged into Niagara Cold Drawn.

         On January 23, 1997, Niagara entered into a letter of intent to purchase all of the issued and outstanding shares of LaSalle Steel Company, a wholly owned subsidiary of Quanex Corporation. Consummation of the proposed transaction is subject to the satisfaction of certain conditions including, among others, the satisfactory completion of the Company's due diligence review and the negotiation and execution of a mutually acceptable stock purchase agreement.

         Since Niagara, as a result of the acquisition of Niagara Cold Drawn in August 1995 and Niagara Cold Drawn's acquisition of Southwest in January 1996, is engaged in substantive commercial activity through Niagara Cold Drawn, the description of the Company's business relates to the operations of Niagara Cold Drawn.

OVERVIEW

         Niagara Cold Drawn manufactures cold drawn steel bars through a process in which hot rolled steel bars (the raw material for cold drawn steel bars) are descaled, drawn, straightened and cut to specific lengths. This process produces steel bars with uniform shape, close size tolerances, enhanced strength characteristics, improved machinability and clean, scale-free surfaces. These characteristics are essential for many industrial applications such as tooling and mechanical shafting. Niagara Cold Drawn manufactures round bars, ranging from one-quarter inch to six inches in diameter, and rectangular, square and hexagonal bars in a variety of sizes, the majority of which are drawn in sizes one-quarter inch to six inches thick and up to fifteen inches wide. The production of these flat bars generally requires greater technical skill than the production of round bars.

         Niagara Cold Drawn sells its products primarily to steel service centers, which account for approximately 80% of sales, with the balance of sales to original equipment manufacturers ("OEMs"). Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products, including in the manufacture of machine and engine parts, tooling, transmission components, mechanical shafts and other products.

         The manufacture of cold drawn steel bars involves several steps. Hot-rolled steel bars are cleaned of mill scale by a process that involves shotblasting the surface of the bars with hardened steel shot. After shotblasting, the bars are mechanically drawn, or pulled, through a tungsten carbide die containing an orifice one-sixteenth of an inch smaller in cross-section than the size of the hot-rolled bar. Drawing the hot-rolled steel bar in this manner elongates the bar and creates a quality micro-finished surface. The bars are then cut to length, either by shearing or sawing, depending on the size of the bar and the requirements for accuracy, and are then straightened. As additional steps, bars may be turned and ground to very close tolerance levels. Niagara Cold Drawn's facilities operated at approximately 70% of capacity in 1996.

CUSTOMERS

         Niagara Cold Drawn has two primary types of customers for cold drawn steel bars: steel service centers and OEMs. Niagara Cold Drawn concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis.

         Niagara Cold Drawn has approximately 250 active customers in the United States and Canada and is not dependent upon any one geographical market. As of December 31, 1996, Niagara Cold Drawn's ten largest customers (by tons shipped) represented approximately 75% of sales. Niagara Cold Drawn's three largest customers during 1996 represented approximately 43% of sales; loss of any of the three largest customers would have a material adverse effect on sales.

MARKETING

         Niagara Cold Drawn markets its products through salaried in-house sales personnel and sales representatives compensated on a commission-only basis. Such sales representatives and in-house personnel cover approximately 90% of the U.S. and certain regions of Canada.

STRATEGY

         Niagara Cold Drawn's business strategy focuses on improving product quality and customer service and maintaining strict cost controls. It seeks to obtain a competitive advantage through its ability to supply customers on a timely basis with a range of sizes and shapes of high quality cold drawn steel bars. In this regard, Niagara Cold Drawn maintains inventories of the most commonly ordered sizes and shapes and seeks to maintain inventories at levels appropriate to demand. The existence of this stock inventory often allows Niagara Cold Drawn to ship product, if necessary, on the same day that an order is received. Because Niagara Cold Drawn produces commodity-type products, backlog is not significant.

SUPPLY

         Niagara Cold Drawn purchases raw material, which consists of hot-rolled steel bars, from integrated steel mills and mini-mills. The cost of hot-rolled steel bars is primarily dependent on the price of scrap steel. Since the price of scrap steel is subject to substantial price fluctuations, the price of hot-rolled steel bars is subject to similar fluctuations. Niagara Cold Drawn procures raw material from both domestic and foreign suppliers and is generally able to pass along to customers increases in the price of hot-rolled steel.

COMPETITION

         The cold drawn steel bar market is highly competitive, based on price, product quality and customer service. Niagara Cold Drawn's strategy is to seek to remain competitive on price and surpass its competitors in product quality and customer service. Its principal competitors are domestic companies.

         The cold drawn steel industry allocates freight costs among suppliers and customers based on an "equalizing" system whereby the customer pays freight cost equal to that of the nearest supplier. Niagara Cold Drawn's three manufacturing facilities (located in Buffalo, New York; Chattanooga, Tennessee; and Midlothian, Texas) provide close proximity to many customers and rapid delivery.

         Niagara Cold Drawn competes in a narrow segment of the steel industry, but its business is affected by conditions within the broader steel industry and in particular the automotive and machine tool industries. Consequently, a significant downturn in the broader steel industry (which generally results from a downturn in the U.S. economy as a whole) or the automotive or machine tool industries may result in a similar downturn in the cold drawn steel bar market and have an adverse effect on the Company.

EMPLOYEES

         Niagara Cold Drawn employs approximately 275 non-unionized persons and believes that its relationship with employees is good.

ITEM 2.  PROPERTIES.

Niagara

         Niagara utilizes approximately 5,000 square feet of headquarters space in New York, New York under a lease expiring in March 2001.

Niagara Cold Drawn

         Niagara Cold Drawn operates manufacturing facilities in Buffalo, New York; Chattanooga, Tennessee; and Midlothian, Texas. Niagara Cold Drawn owns the 195,000 square-foot Buffalo facility, leases the 92,000 square-foot Chattanooga facility and owns the 115,000 square foot facility in Midlothian, Texas. The Chattanooga lease expires in May 1998, at which time Niagara Cold Drawn has an option to purchase such property for $1,250,000. Management considers these facilities, which operated at approximately 70% of capacity in 1996, suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         On May 8, 1996, pursuant to the provisions of the Southwest stock purchase agreement, Niagara Cold Drawn asserted indemnification claims in the aggregate amount of approximately $1,300,000 against the former Southwest stockholders. On May 22, 1996, Niagara Cold Drawn brought an action in the Supreme Court of the State of New York, Erie County, captioned Niagara Cold Drawn Corp. v. Handrahan, et al., against such stockholders relating to these claims. The claims alleged by Niagara Cold Drawn include, among others, that the sellers inaccurately represented the value of Southwest's inventory and breached other representations, warranties, and covenants in the Southwest stock purchase agreement. The defendants have denied liability in their answer. On June 28, 1996, this action was removed to the U.S. District Court for the Western District of New York. On January 17, 1997, Niagara Cold Drawn notified the former Southwest stockholders that in light of the ongoing claim for indemnification, Niagara Cold Drawn was asserting its common law right of offset and would not be making principal and interest payments (otherwise due on January 31, 1997) under the terms of the promissory notes issued to such individuals in connection with the acquisition. This action is currently at the discovery stage. Joseph Handrahan, a former Southwest stockholder and a defendant in this action, is a Vice President of Niagara Cold Drawn.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Niagara's Common Stock is traded on the Nasdaq National Market. Until October 15, 1995, such stock was quoted on the OTC Bulletin Board, a National Association of Securities Dealers, Inc. sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                  HIGH             LOW

1995

    January 1 through March 31........            5 1/4            4 3/4
    April 1 through June 30 ..........            5 1/4            4 7/8
    July 1 through September 30.......            6 1/4            5
    October 1 through December 31.....            5 1/2            4

1996

    January 1 through March 31........            7                4 1/4
    April 1 through June 30 ..........            6 5/8            4 3/8
    July 1 through September 30.......            6 1/2            4 1/4
    October 1 through December 31.....            5 1/8            3 7/8

1997

    January 1 through March 27........            6 1/4            4 7/16


         As of March 27, 1997, there were 31 registered holders of Niagara's Common Stock and 19 registered holders of warrants to purchase such stock.

         Niagara has not declared or paid any dividends on its Common Stock since its inception. The payment of dividends is conditioned on Niagara's earnings, which are dependent on the earnings of its subsidiary, capital requirements and general financial condition. Pursuant to its working capital facility, Niagara Cold Drawn is subject to restrictions on its ability to declare dividends to Niagara. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."



  ITEM 6.   SELECTED FINANCIAL DATA.

                                                              YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                    1994             1995(1)            1996(2)
                                                       (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:

Net sales................................         $     --          $ 17,455           $ 76,827
Cost of products sold....................               --            15,421             65,824
Gross profit.............................               --             2,034             11,003
Selling, general and administrative
   expenses..............................               --             1,805              8,014
Interest income..........................              601               628                100
Other income.............................               --                --                126
Interest expense.........................               --               272              1,537
Income taxes (recovery)..................              (6)               240                615
Net income (loss)........................          (1,215)               344              1,064
Net income (loss) per share..............        $   (.35)          $    .10           $    .30
Weighted average common shares
   outstanding...........................            3,500             3,500              3,603


                                                                  AT DECEMBER 31,
                                                -------------------------------------------------
                                                     1994              1995               1996
                                                     -----             ----               ----
                                                                 (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents................        $     937          $  2,187           $  1,588
U.S. Government securities deposited
  in trust fund and accrued interest
  thereon................................           14,684                --               --
Trade accounts receivable................               --             4,239              5,953
Inventories..............................               --            14,744             14,446
Property, plant and equipment, net.......               --            12,745             21,649
Goodwill, net............................               --                --              2,543
TOTAL ASSETS.............................           15,640            34,593             47,348
Trade accounts payable...................               --             4,787              4,110
Accrued expenses.........................               --             3,212              3,690
Accrued workmen's compensation...........               --               517                480
Current maturities of long-term debt.....               --               733              1,662
Long-term debt, less current maturities..               --             6,969             18,075
Deferred income taxes....................               --             3,914              3,805
TOTAL LIABILITIES........................            1,522            20,131             31,821
Common Stock subject to possible
   redemption............................            2,935                --                --
STOCKHOLDERS' EQUITY ....................           11,183            14,462             15,526

---------------

(1) Includes the results of Niagara Cold Drawn for the period from August 17, 1995 to December 31, 1995.
(2) Includes the results of Niagara Cold Drawn for the entire year, and the results of Southwest from February 1, 1996.


                               NIAGARA COLD DRAWN CORP. (PREDECESSOR COMPANY)

                                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                1992             1993             1994            1995(1)          1996(2)
                                                ----             ----             ----            ----             ----
                                                                          (in thousands)
STATEMENT OF OPERATIONS DATA:

Net sales.............................        $33,028          $37,533          $46,624           $51,740          $76,827
Cost of products sold.................         23,398           32,184           40,546            44,030           65,824
Gross profit..........................          4,630            5,349            6,078             7,710           11,003
Selling, general and administrative
expenses..............................          3,225            3,788            4,065             4,494            7,449
Employment expense -
   management options.................             --               --               --             1,666               --
Operating income......................          1,405            1,561            2,013             1,550            3,554
Other Income                                       --               --               --                17              152
Interest expense......................            673              636              711               771            1,537
Income before income taxes and
  cumulative effect of chane in
  accounting for income taxes.........            732              925            1,302               795            2,169
Income taxes..........................            282              361              480               270              855
Cumulative effect of change in ac-
  counting for income taxes...........            117          --                --               --
Net income............................        $   567          $   564          $   822           $   525         $  1,314



                                                                  AT DECEMBER 31,                            AUGUST 16,
                                                   ----------------------------------------------------     -----------
                                                       1992               1993               1994              1995(3)
                                                       ----               ----               ----              ----
                                                                            (in thousands)
BALANCE SHEET DATA:

Current assets..............................         $  8,760           $ 10,325           $ 13,533           $ 18,257
Current liabilities.........................            4,428              5,625              8,427             11,118
Working capital.............................            4,332              4,700              5,106              7,139
Property plant and equipment, net ..........            6,846              6,838              6,810              6,829
Total assets................................           15,643             17,179             20,355             25,103
Long-term debt and capital lease
   obligations (excluding current portion)..            6,546              6,320              6,088              6,266
Total liabilities...........................           11,799             12,850             15,365             17,384
Redeemable preferred stock..................              585                560                453                251
Stockholders' equity........................         $  3,259           $  3,769           $  4,537           $  6,268


(1) - Derived from combining results of operations prior to acquisition by Niagara (January 1 to August 16, 1995) with results from after such acquisition (August 17 to December 31, 1995).
(2) - Includes the results of Southwest from February 1, 1996.
(3) - Acquisition date by Niagara.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Niagara was organized on April 27, 1993 with the objective of acquiring an operating business in the metals processing and distribution industry or metals-related manufacturing industry. On June 1, 1995, Niagara entered into a stock purchase agreement with the stockholders of Niagara Cold Drawn providing for the purchase by Niagara of all outstanding shares of common and preferred stock of Niagara Cold Drawn for $10,744,045 in cash. This acquisition was consummated on August 16, 1995.

         On January 31, 1996, Niagara Cold drawn entered into a stock purchase agreement with the stockholders of Southwest pursuant to which, and simultaneously therewith, Niagara Cold Drawn purchased all outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara Cold Drawn promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara Cold Drawn discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness. On November 1, 1996, Southwest was merged into Niagara Cold Drawn.

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

         On January 23, 1997, Niagara entered into a letter of intent to purchase all of the issued and outstanding shares of LaSalle Steel Company, a wholly owned subsidiary of Quanex Corporation. Consummation of the proposed transaction is subject to the satisfaction of certain conditions including, among others, the satisfactory completion of the Company's due diligence review and the negotiation and execution of a mutually acceptable stock purchase agreement.

         Niagara is engaged in substantive commercial activity only through its wholly owned subsidiary, Niagara Cold Drawn, and the following comparison of results of operations relates solely to Niagara Cold Drawn's operations. Such results include the results of operations of Southwest since February 1, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995

         Net sales for the twelve months ended December 31, 1996 were $76,827,165, an increase of $25,087,414 or 48.5% over the same period in 1995. This increase was primarily due to sales attributable to Southwest.

         Cost of sales for the twelve months ended December 31, 1996 was $65,824,190, an increase of $21,794,557 or 49.5% over the same period in 1995. This increase was attributable to increased volume following the acquisition of Southwest. Gross margins for the twelve months ended December 31, 1996 decreased by 0.6% over the same period in 1995 due to pricing pressures.

         Selling (absent freight), general and administrative expenses (absent management charges and bonuses) increased $2,029,753 to $5,036,332 or 6.6% of sales in the twelve months ended December 31, 1996 compared to 5.8% for the same period in 1995. This increase was caused by increased costs associated with the increased volume, increased Canadian goods and services taxes and duties resulting from increased Canadian sales and increased depreciation and amortization associated with the step-up in basis of Niagara Cold Drawn's fixed assets.

         Interest expense increased $765,445 to $1,536,717 primarily due to higher levels of borrowing incurred in financing the acquisition of Southwest.

         Net income for the twelve months ended December 31, 1996 was $1,314,218, an increase of $788,841 or 150.2% from the same period in 1995. This increase was due primarily to the inclusion of Niagara Cold Drawn's results for a full year.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994

         Net sales for the twelve months ended December 31, 1995 were $51,739,751, an increase of $5,116,114 or 11.0% over the same period in 1994. Of the 11.0% increase, 7.1% was attributable to increased volume with the balance attributable to improved pricing.

         Cost of sales for the twelve months ended December 31, 1995 was $43,967,359, an increase of $3,421,425 or 8.4% over the same period in 1994. This increase was attributable to increased volume. Gross margins increased approximately 2.0%, primarily as a result of improved pricing, a more favorable product mix and reduced last-in first-out ("LIFO") impact.

         Selling (absent freight), general and administrative expenses (absent management fees and administrative bonuses) increased approximately $131,000 to $2,923,000 or 5.7% of sales in the twelve months ended December 31, 1995 compared to 6.0% for the same period in 1994. This increase was caused by increased commission expenses, increased salaries and increased Canadian goods and services taxes and duties resulting from increased Canadian sales.

         Interest expense increased $59,854 to $771,272 due to higher levels of borrowing.

         Net income for the twelve months ended December 31, 1995 was $525,377, a decrease of $296,222 or approximately 36.1% from the same period in 1994. Income before taxes was adversely affected by $1,666,327 in expenses related to management exercise of stock options, $235,000 primarily as a result of depreciation and amortization related to the pushdown of the fair value of acquired assets and $130,000 in increased management fees.

LIQUIDITY AND CAPITAL RESOURCES

         Niagara's principal long-term liquidity requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand the facilities, machinery and equipment of Niagara Cold Drawn. Net capital expenditures for the year ending December 31, 1996 (after proceeds from the sale of Southwest's Tulsa facilities) were $3,867,944 compared to $807,768 for the same period in 1995. The increase in expenditures was largely due to the construction of the facility in Midlothian, Texas, which became operational in late 1996.

         Working capital of the Company at December 31, 1996 and 1995 was $12,087,913 and $11,885,476, respectively. At December 31, 1996, Niagara Cold Drawn had a $5,146,579 balance under its revolving credit agreement with Manufacturers and Traders Trust Company ("M&T") and $8,853,421 in available credit thereunder.

         On January 31, 1996, Niagara Cold Drawn acquired all the outstanding capital stock of Southwest. This acquisition was financed pursuant to credit agreements (the "Credit Agreements") entered into with M&T on January 31, 1996 by Niagara Cold Drawn (and guaranteed by Niagara). Among these were: (i) a $12,000,000 Term Loan Agreement (the "Term Loan Agreement") and (ii) a $14,000,000 Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement"). In connection with the execution of the Credit Agreements, Niagara Cold Drawn terminated its existing term loan facility with M&T, and Southwest terminated its existing bank credit agreements.

         The Credit Agreements are guaranteed by Niagara and secured by substantially all of the assets of Niagara Cold Drawn. These agreements carry restrictions on, among other things, capital expenditures, dividends and changes in control and management of Niagara Cold Drawn and require minimum levels of net worth through maturity. Niagara Cold Drawn is currently in compliance with these provisions.

         The Term Loan Agreement provides for the payment of (i) interest in monthly installments from March 1, 1996 through February 1, 1997 and
(ii) principal and interest in monthly installments from March 1, 1997 through February 1, 2003. The interest rate is fixed at 7.49% for the first two years, and thereafter will be periodically adjusted to 2.5% above the average yield on certain United States Treasury obligations. Loans made pursuant to the Revolving Credit Agreement are based on a percentage of eligible accounts and inventory and will mature on January 31, 1999. The interest rate on each loan is 2.25% above the applicable LIBOR rate. Monthly interest payments commenced on March 1, 1996.

         Loan proceeds pursuant to the Credit Agreements were used to consummate the acquisition of Southwest, to repay and discharge certain indebtedness of Southwest and Niagara Cold Drawn, for certain acquisition expenses, to finance the completion of Niagara Cold Drawn's Midlothian, Texas facility and for general corporate purposes.

RECENT ACCOUNTING CHANGES

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which provides a different method of calculating earnings per share than is currently used in accordance with APB 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Early implementation of SFAS 128 would have had no effect on the 1996 net income per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      INDEX TO FINANCIAL STATEMENTS

                                                              Page
NIAGARA CORPORATION
  AND SUBSIDIARY:

    Report of independent certified public accountants....     11
    Balance sheets........................................     12
    Statements of operations..............................     13
    Statements of Stockholders' equity....................     14
    Statements of cash flows..............................     15
    Notes to financial statements.........................     16

NIAGARA COLD DRAWN CORP. IS CONSIDERED A PREDECESSOR COMPANY AND
THE INFORMATION DISCLOSED HEREIN IS AS OF AND PRIOR TO THE DATE OF ACQUISITION BY NIAGARA, ON AUGUST 16, 1995:

       Reports of independent certified public
         accountants..................................         34
       Statements of operations.......................         36
       Statements of cash flows.......................         37
       Notes to financial statements..................         38



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation (formerly International Metals Acquisition Corporation) and subsidiary (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niagara Corporation and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York

March 27, 1997



                                                                            NIAGARA CORPORATION
                                                                                 AND SUBSIDIARY

                                                                                 BALANCE SHEETS

DECEMBER 31,                                                               1995                      1996
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:

   CASH AND CASH EQUIVALENTS                                           $2,186,897                $1,587,927
   TRADE ACCOUNTS RECEIVABLE, NET OF
     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     OF $184,000 AND $233,000 (Notes 7 and 15)                          4,239,369                 5,952,896
   INVENTORIES (NOTES 5 AND 7)                                         14,743,541                14,446,473
   OTHER CURRENT ASSETS                                                   165,874                   253,078
-------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                           21,335,681                22,240,374
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 4, 6 AND 7)                  12,745,144                21,649,219
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $76,030 (NOTE 1)                   -                 2,543,294
OTHER ASSETS, NET (NOTES 1, 4 AND 20)                                     512,587                   914,928
-------------------------------------------------------------------------------------------------------------
                                                                      $34,593,412               $47,347,815
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:

   TRADE ACCOUNTS PAYABLE                                              $4,786,769                $4,109,731
   ACCRUED EXPENSES                                                     3,211,643                 3,689,584
   ACCRUED WORKMEN'S COMPENSATION                                         516,745                   480,107
   CURRENT MATURITIES OF LONG-TERM DEBT (NOTE 7)                          733,048                 1,662,039
   DEFERRED INCOME TAXES (NOTE 13)                                        202,000                   211,000
-------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                       9,450,205                10,152,461
-------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 7)                        6,968,860                18,075,147
-------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTE 13)                                         3,712,000                 3,594,000
-------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 11, 14 AND 16)
  STOCKHOLDERS' EQUITY (NOTES 2, 8 AND 9):

   PREFERRED STOCK, $.001 PAR VALUE - SHARES AUTHORIZED
     500,000; NONE OUTSTANDING                                                  -                         -
   COMMON STOCK, $.001 PAR VALUE - SHARES AUTHORIZED
     15,000,000; OUTSTANDING 3,500,000 AND 3,668,750                        3,500                     3,669
   ADDITIONAL PAID-IN CAPITAL                                          15,560,296                15,560,127
   DEFICIT                                                             (1,101,449)                  (37,589)
-------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                     14,462,347                15,526,207
-------------------------------------------------------------------------------------------------------------
                                                                      $34,593,412               $47,347,815
-------------------------------------------------------------------------------------------------------------

                                                             See accompanying notes to financial statements.






                                                                                NIAGARA CORPORATION
                                                                                     AND SUBSIDIARY

                                                                           STATEMENTS OF OPERATIONS

Year ended December 31,                                      1994                    1995(a)                 1996(b)
------------------------------------------------------------------------------------------------------------------------
NET SALES (NOTE 15)                                       $         -              $17,454,688              $76,827,165
COST OF PRODUCTS SOLD                                               -               15,421,064               65,824,190
------------------------------------------------------------------------------------------------------------------------
      GROSS PROFIT                                                  -                2,033,624               11,002,975
OPERATING EXPENSES:
   Selling, general and administrative (Note 17)            1,821,665                1,805,269                8,013,589
------------------------------------------------------------------------------------------------------------------------
        INCOME (LOSS) FROM OPERATIONS                     (1,821,665)                  228,355                2,989,386
OTHER INCOME (EXPENSE):
   Interest income                                            600,880                  628,375                  100,244
   Interest expense                                                 -                (272,312)              (1,536,717)
   Other, net - primarily gain on sale of property                  -                        -                  126,147
------------------------------------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE TAXES ON INCOME
        (RECOVERY)                                        (1,220,785)                  584,418                1,679,060
TAXES ON INCOME (RECOVERY) (NOTE 13)                          (6,000)                  240,000                  615,200
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $(1,214,785)                 $344,418               $1,063,860
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                              $      (.35)               $      .10               $      .30
------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  3,500,000                3,500,000                3,602,818
------------------------------------------------------------------------------------------------------------------------

----------------

(a) Includes the results of Niagara Cold Drawn for the period from
    August 17, 1995 to December 31, 1995.
(b) Includes the results of Niagara Cold Drawn for the entire year, and the results of Southwest from February 1, 1996.
------------------------------------------------------------------------------------------------------------------------
                                                                      See accompanying notes to financial statements.




                                                                                                  NIAGARA CORPORATION
                                                                                                       AND SUBSIDIARY

                                                                                   STATEMENTS OF STOCKHOLDERS' EQUITY

Period January 1, 1994 to December 31, 1996
-------------------------------------------------------------------------------------------------------------------------

                                                          Common stock
                                                --------------------------     Additional      Retained         Total
                                                    Number of                    paid-in       earnings     stockholders'
                                                     shares         Amount       capital       (deficit)       equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994                            2,925,001        $2,925    $12,524,073    $   (17,917)  $12,509,081
Net loss for the year                                       -             -              -     (1,214,785)   (1,214,785)
Accretion to redemption value of common
stock subject to possible redemption                        -             -              -       (111,721)     (111,721)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                          2,925,001         2,925     12,524,073     (1,344,423)    11,182,575
Accretion to redemption value of common stock
  subject to possible redemption through
  August 16, 1995                                           -             -              -       (101,444)      (101,444)
Reclassification of common stock subject to
  possible redemption                                 574,999           575      3,036,223              -      3,036,798
Net income for the year                                     -             -              -         344,418       344,418
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                          3,500,000         3,500     15,560,296     (1,101,449)    14,462,347
Shares issued (Note 2)                                168,750           169          (169)              -              -
Net income for the year                                     -             -             -       1,063,860      1,063,860
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                          3,668,750        $3,669   $15,560,127     $   (37,589)   $15,526,207
-------------------------------------------------------------------------------------------------------------------------
                                                                     See accompanying notes to financial statements.




                                                                                                NIAGARA CORPORATION
                                                                                                     AND SUBSIDIARY

                                                                                           STATEMENTS OF CASH FLOWS
                                                                                                          (NOTE 19)

Year ended December 31,                                                        1994               1995(a)         1996(b)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $ (1,214,785)      $    344,418       $ 1,063,860
--------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss)
    to net cash provided by (used
    in) operating activities:
       Depreciation and amortization                                            5,364            472,663         1,846,058
       Gain on sale of property                                                     -                  -          (124,773)
       Provision for doubtful accounts                                              -             36,000            68,991
       Deferred income taxes                                                        -            216,000           229,000
       Interest on U.S. Government securities in
         trust fund                                                          (558,880)          (507,473)                 -
       Changes in assets and liabilities, net of
         effects from purchase of Niagara Cold
         Drawn in 1995 and Southwest in 1996:
           (Increase) decrease in accounts receivable                               -            (83,599)        1,131,906
           (Increase) decrease in inventories                                       -            640,288         3,516,779
           Increase in other assets                                                 -            (98,613)         (169,909)
           Increase (decrease) in trade accounts
             payable, accrued expenses and accrued
             workmen's compensation                                         1,386,791         (3,390,808)       (2,729,972)
---------------------------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                             833,275         (2,715,542)         3,768,080
---------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (381,510)        (2,371,124)         4,831,940
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property                                                   -                  -           551,000
   Acquisition of Niagara Cold Drawn, net of cash
acquired                                                                            -        (11,862,766)                -
   Acquisition of Southwest, net of cash acquired                                   -                  -        (2,354,289)
   Acquisition of fixed assets                                                      -           (293,661)       (4,418,944)
   Financing costs                                                                  -                  -          (124,533)
   Deferred acquisition costs                                                       -           (115,000)                -
   Cumulative maturities of U.S. Government securities
    deposited in trust fund                                                72,166,798         89,592,484                 -
   Cumulative maturities of U.S. Government securities
    reinvested in trust fund                                              (72,166,798)       (74,400,900)                -
----------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 -          2,920,157        (6,346,766)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings under revolving line of credit                                    -            998,445          (31,960)
   Proceeds from long-term debt                                                     -                  -         9,998,963
   Repayment of long-term debt                                                      -          (297,338)       (9,051,147)
----------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                           -            701,107           915,856
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (381,510)         1,250,140         (598,970)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,318,267            936,757         2,186,897
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $    936,757       $  2,186,897       $ 1,587,927
----------------------------------------------------------------------------------------------------------------------------

-------------------

(a)  Includes the cash flows of Niagara Cold Drawn for the period from August 17, 1995 to December 31, 1995.
(b)  Includes the cash flows of Niagara Cold Drawn for the entire year, and the cash flows of Southwest from February 1, 1996.
---------------------------------------------------------------------------------------------------------------------------
                                                              See accompanying notes to financial statements.




                                                     NIAGARA CORPORATION
                                                     AND SUBSIDIARY

                                           NOTES TO FINANCIAL STATEMENTS

    1.   SUMMARY OF ACCOUNTING     Organization, Business Operations
         POLICIES                  and Acquisitions

                                    Niagara Corporation, formerly
                                    International Metals Acquisition
                                    Corporation ("Niagara"), was
                                    incorporated in Delaware on April 27,
                                    1993 with the objective of acquiring
                                    an operating business in the metals
                                    processing and distribution industry
                                    or metals-related manufacturing
                                    industry.

                                    Niagara consummated an initial public
                                    offering (the "Offering") on August
                                    20, 1993 and raised net proceeds of
                                    $15,295,100.

                                    On August 16, 1995, Niagara acquired
                                    all of the issued and outstanding
                                    common and preferred stock of Niagara
                                    Cold Drawn Corp. ("Niagara Cold
                                    Drawn," and together with Niagara,
                                    the "Company") a manufacturer of cold
                                    drawn steel bars, for $10,744,045 in
                                    cash. Concurrent with this
                                    acquisition, which was approved by
                                    Niagara's stockholders, the shares of
                                    common stock subject to redemption
                                    totalling $3,036,798 was reclassified
                                    as additional paid-in capital since
                                    no Niagara shares were redeemed. This
                                    acquisition was accounted for as a
                                    purchase, and the financial state-
                                    ments include the results of Niagara
                                    Cold Drawn from this acquisition
                                    date. (see Note 3).

                                    The purchase price of Niagara Cold
                                    Drawn including certain transaction
                                    expenses of $1,174,377, was
                                    $11,918,422. Niagara Cold Drawn's
                                    stockholder's equity at August 16,
                                    1995 was $6,519,678. After giving
                                    effect to this excess and a
                                    $3,309,000 deferred tax liability
                                    (see Notes 3 and 4), the purchase
                                    price for Niagara Cold Drawn exceeded
                                    the book value of Niagara Cold
                                    Drawn's stockholder's equity by
                                    approximately $8,708,000. As a
                                    result of this acquisition, Niagara's
                                    net operating loss carryforward at
                                    August 16, 1995 of approximately
                                    $1,150,000 was able to be utilized.
                                    The tax benefit of this loss (that
                                    was previously fully reserved by a
                                    valuation allowance) totals
                                    approximately $460,000, which amount
                                    was recorded as a deferred tax asset
                                    at the date of the acquisition of
                                    Niagara Cold Drawn. Approximately
                                    $1,000,000 of this loss was utilized
                                    as of December 31, 1995 and the
                                    remainder was utilized in 1996 to
                                    reduce current tax liabilities. In
                                    accordance with SFAS 109, the tax
                                    benefit received from this
                                    utilization was reflected as a
                                    reduction of the deferred tax asset
                                    rather than a reduction in tax
                                    expense in the statement of
                                    operations.

                                    On January 31, 1996, Niagara Cold
                                    Drawn entered into a stock purchase
                                    agreement with the stockholders of
                                    Southwest Steel Company, Inc.
                                    ("Southwest"), a manufacturer of cold
                                    drawn steel bars, pursuant to which,
                                    and simultaneously therewith, Niagara
                                    Cold Drawn purchased all of the
                                    outstanding capital stock of
                                    Southwest for $1,920,000 in cash and
                                    $1,156,773 principal amount of
                                    promissory notes guaranteed by
                                    Niagara. In connection with this
                                    acquisition, Niagara Cold Drawn
                                    discharged $8,518,691 of Southwest
                                    indebtedness and Niagara guaranteed
                                    $898,000 of Southwest indebtedness to
                                    a former Southwest stockholder. The
                                    acquisition was accounted for as a
                                    purchase and financed by a
                                    $12,000,000 term loan facility and
                                    the utilization of a portion of
                                    Niagara Cold Drawn's revolving line
                                    of credit. The financial statements
                                    include the results of Southwest from
                                    February 1, 1996.

                                    The Southwest purchase price,
                                    including certain transaction
                                    expenses of $524,270, together with
                                    liabilities of $350,063 assumed in a
                                    purchase business combination,
                                    totaled $3,951,106. Southwest's
                                    stockholders' equity at January 31,
                                    1996 was $1,071,782. The $2,879,324
                                    excess has been allocated to goodwill
                                    and is being amortized on a
                                    straight-line basis over 30 years
                                    (see Note 4). Southwest was merged
                                    into Niagara Cold Drawn on November
                                    1, 1996. Southwest's Tulsa, Oklahoma
                                    operations were closed during 1996
                                    and its Midlothian, Texas operations
                                    became a division of Niagara Cold
                                    Drawn following the merger.

                                    On May 8, 1996, pursuant to the
                                    provisions of the Southwest stock
                                    purchase agreement, Niagara Cold
                                    Drawn asserted indemnification claims
                                    in the aggregate amount of
                                    approximately $1,300,000 against the
                                    former Southwest stockholders. On May
                                    22, 1996, Niagara Cold Drawn brought
                                    an action against such stockholders
                                    relating to these claims. The
                                    defendants have denied liability in
                                    their answer.

                                    Niagara Cold Drawn operates from
                                    three principal locations: Buffalo,
                                    New York; Chattanooga, Tennessee; and
                                    Midlothian, Texas. It produces cold
                                    drawn steel bars for steel service
                                    centers and original equipment
                                    manufacturers throughout North
                                    America. Niagara Cold Drawn competes
                                    in a narrow sector of the steel
                                    industry, and its business is
                                    affected by conditions within the
                                    broader steel and machine tool
                                    industries. It grants trade credit to
                                    its customers consistent with
                                    industry practice.

                                    Net Income (Loss) Per Share

                                    Net income (loss) per common share is
                                    computed on the basis of the weighted
                                    average number of common shares
                                    outstanding during the period,
                                    including common stock equivalents
                                    (unless antidilutive) which would
                                    arise from the exercise of stock
                                    warrants and options.

                                    Cash Equivalents

                                    For purposes of the statements of
                                    cash flows, the Company considers
                                    cash equivalents to consist of all
                                    short-term highly liquid debt
                                    instruments which are readily
                                    convertible into cash at par value
                                    (cost). Cash equivalent investments
                                    were $2,143,172 and $1,370,981 at
                                    December 31, 1995 and 1996,
                                    respectively.

                                    Revenue Recognition

                                    Revenue from the sale of products is
                                    recorded at the time the goods are
                                    shipped.

                                    Inventories

                                    Inventories are stated at the lower
                                    of cost or market, with cost being
                                    determined using the last-in,
                                    first-out (LIFO) method.

                                    Property, Plant and Equipment

                                    Property, plant and equipment is
                                    stated at cost.

                                    Additions to property, plant and
                                    equipment are stated at cost, and
                                    include expenditures for new
                                    facilities and those which
                                    substantially increase the useful
                                    lives of existing property, plant and
                                    equipment. Maintenance, repairs and
                                    minor renewals are expensed as
                                    incurred.

                                    Niagara Cold Drawn provides for
                                    depreciation of property, plant and
                                    equipment at rates designed to
                                    amortize such equipment over their
                                    useful lives. Depreciation is
                                    computed on the straight-line method
                                    using lives of 3 to 15 years on
                                    machinery and equipment and furniture
                                    and fixtures, and 10 to 20 years on
                                    buildings and improvements and
                                    leasehold improvements.

                                    Intangible Assets

                                    Niagara Cold Drawn has a Power
                                    Authority of New York Power
                                    Replacement Agreement which
                                    provides for low cost energy and is
                                    included in other assets (see Note
                                    4). The agreement is being amortized
                                    on a straight-line basis over 10
                                    years.

                                    Income Taxes

                                    Deferred income taxes are recognized
                                    for the tax consequences of temporary
                                    differences between the financial
                                    reporting bases and the tax bases of
                                    the Company's assets and liabilities
                                    in accordance with Statement of
                                    Financial Accounting Standards No.
                                    109 ("SFAS No. 109"). Valuation
                                    allowances are established when
                                    necessary to reduce deferred tax
                                    assets to the amount expected to be
                                    realized. Income tax expense is the
                                    tax payable for the period and the
                                    change during the period in deferred
                                    tax assets and liabilities.

                                    Use of Estimates

                                    The preparation of financial
                                    statements in conformity with
                                    generally accepted accounting
                                    principles requires management to
                                    make assumptions that affect the
                                    reported amounts of assets and
                                    liabilities and disclosure of
                                    contingent assets and liabilities at
                                    the date of the financial statements
                                    and the reported amounts of revenues
                                    and expenses during the reporting
                                    period. Actual results could differ
                                    from those estimates.

                                    Reclassifications

                                    Certain reclassifications have been
                                    made to prior year amounts to conform
                                    to current year presentation.

                                    Recent Accounting Standards

                                    In March 1995, the Financial
                                    Accounting Standards Board ("FASB")
                                    issued Statement of Financial
                                    Accounting Standards No. 121,
                                    "Accounting for Impairment of
                                    Long-Lived Assets and for Long-Lived
                                    Assets to be Disposed of" ("SFAS No.
                                    121"). SFAS No. 121 requires, among
                                    other things, impairment loss of
                                    assets to be held and gains or losses
                                    from assets that are expected to be
                                    disposed of be included as a compo-
                                    nent of income from continuing
                                    operations before taxes on income.
                                    The Company assesses recoverability
                                    of these assets by estimating future
                                    non-discounted cash flows. The
                                    Company adopted SFAS No. 121 in
                                    fiscal 1996 and its implementation
                                    did not have a material effect on the
                                    financial statements.

                                    In October 1995, the FASB issued
                                    Statement of Financial Accounting
                                    Standards No. 123, "Accounting for
                                    Stock-Based Compensation" ("SFAS No.
                                    123"). SFAS No. 123 encourages
                                    entities to adopt the fair value
                                    method in place of the provisions of
                                    Accounting Principles Board Opinion
                                    No. 25, "Accounting for Stock Issued
                                    to Employees" ("APB No. 25"), for all
                                    arrangements under which employees
                                    receive shares of stock or other
                                    equity instruments of the employer or
                                    the employer incurs liabilities to
                                    employees in amounts based on the
                                    price of its stock. The Compaany has
                                    not adopted the fair value method
                                    encouraged by SFAS No. 123 and will
                                    continue to account for such
                                    transactions in accordance with APB
                                    No. 25 (see Note 11).

                                    In March 1997, the FASB issued
                                    Statement of Financial Accounting
                                    Standards No. 128, Earnings Per Share
                                    ("SFAS 128") which provides a
                                    different method of calculating
                                    earnings per share than is currently
                                    used in accordance with APB 15. SFAS
                                    128 provides for the calculation of
                                    basic and diluted earnings per share.
                                    Basic earnings per share is computed
                                    by dividing income available to
                                    common shareholders by the weighted
                                    average number of common shares
                                    outstanding for the period. Diluted
                                    earnings per share reflects the
                                    potential dilution of securities that
                                    could share in the earnings of an
                                    entity, similar to fully diluted
                                    earnings per share. Early
                                    implementation of SFAS 128 would have
                                    had no effect on the 1996 net income
                                    per share.

    2.   PUBLIC OFFERING            On August 20,  1993,  Niagara sold
                                    2,875,000 units ("Units") in the
                                    Offering. Each Unit consists of one
                                    share of Niagara's common stock,
                                    $.001 par value, and two Redeemable
                                    Common Stock Purchase Warrants
                                    ("Warrants"). Each Warrant entitles
                                    the holder to purchase from Niagara,
                                    until the close of business on August
                                    13, 2000, one share of common stock
                                    at an exercise price of $5.50,
                                    subject to adjustment in certain
                                    circumstances. The Warrants will be
                                    redeemable at a price of $.01 per
                                    Warrant upon 30 days' notice in the
                                    event that the last sale price of the
                                    common stock has been at least $10.00
                                    per share for 20 consecutive trading
                                    days ending on the third day prior to
                                    the date on which notice of
                                    redemption is given.

                                    Niagara issued an aggregate of
                                    $150,000 of promissory notes to
                                    certain accredited investors. These
                                    notes bore interest at the rate of
                                    10% per annum and were repaid on the
                                    consummation of the Offering with
                                    accrued interest thereon. The
                                    investors were issued 300,000
                                    warrants (valued at a nominal amount)
                                    which are (following Niagara's
                                    acquisition of Niagara Cold Drawn)
                                    identical to the Warrants.

                                    On May 22, 1996, Niagara issued
                                    168,750 shares of common stock in
                                    exchange for unit purchase options
                                    (the "Purchase Options") issued to
                                    the underwriters of the Offering. The
                                    Purchase Options were exercisable
                                    until August 13, 1998 for an aggre-
                                    gate of 250,000 units at $9.00 per
                                    unit (subject, in each case, to
                                    certain antidilution adjustments),
                                    with each unit consisting of one
                                    share of common stock and two
                                    warrants, with each warrant
                                    exercisable for one share of common
                                    stock at $6.60.

    3.   ACQUISITIONS OF NIAGARA    As discussed in Note 1, on August 16,
         COLD DRAWN AND SOUTH-WEST  1995,  Niagara  acquired all of the issued and outstanding shares of
                                    common and preferred stock of Niagara
                                    Cold Drawn and, on January 31, 1996,
                                    Niagara Cold Drawn acquired all of
                                    the issued and outstanding capital
                                    stock of Southwest. For financial
                                    reporting purposes, both transactions
                                    were accounted for under the purchase
                                    method.

                                    Pro forma results of operations for
                                    1995, as if both acquisitions had
                                    occurred January 1, 1995, are
                                    unaudited and are detailed below. Pro
                                    forma adjustments primarily include
                                    additional depreciation and
                                    amortization on the excess purchase
                                    price allocated to property, plant
                                    and equipment and intangible assets
                                    (Niagara Cold Drawn) and goodwill
                                    (Southwest), elimination of interest
                                    income on the portion of Niagara's
                                    investment in U.S. government
                                    securities deposited in a trust fund
                                    and liquidated upon consummation of
                                    the acquisition of Niagara Cold
                                    Drawn, elimination of the Niagara
                                    Cold Drawn employment expense
                                    (exercise of management options)
                                    discussed in Note 16, additional
                                    accrual of salaries for Niagara
                                    management, elimination of merger
                                    costs on terminated transactions
                                    prior to the acquisition of Niagara
                                    Cold Drawn (see Note 17), elimination
                                    of other nonrecurring items and
                                    provision for income taxes. This pro
                                    forma financial data does not purport
                                    to be indicative of the results which
                                    actually could have been obtained had
                                    such transactions been completed as
                                    of the assumed dates or which may be
                                    obtained in the future. Information
                                    has not been presented for 1996 since
                                    the pro forma results reflecting
                                    Southwest were not materially
                                    different from the accompanying
                                    financial statements.

                                    Year ended December 31, 1995

                                    -------------------------------------
                                    Net sales                 $84,654,000
                                    Net income                    882,000
                                    Net income per share              .25
                                    -------------------------------------

    4.   EXCESS PURCHASE PRICE OF   As discussed in Notes 1 and 3 above, on
         NIAGARA COLD DRAWN AND     August 16, 1995, Niagara acquired all
         SOUTHWEST ASSETS AND       of Niagara Cold Drawn's outstanding
         LIABILITIES                capital stock. The financial statements
                                    have been adjusted to reflect the
                                    fair value of net assets based on an
                                    appraisal which was obtained as of
                                    the acquisition date and to reflect
                                    the deferred tax asset related to the
                                    net operating loss of Niagara. The
                                    carrying amounts of certain assets
                                    and liabilities were increased by
                                    allocation of the following amounts:

                                    --------------------------------------
                                    Inventories               $  1,839,000
                                    Land, buildings and
                                      improvements               2,256,000
                                    Machinery and equipment      3,815,000
                                    Power Authority of New
                                      York Power Replacement
                                      Agreement (included
                                      in other assets              338,000
                                    Deferred tax asset on
                                      net operating loss
                                      carryforward                 460,000
                                    Less: Deferred tax
                                      liability                 (3,309,000)
                                    --------------------------------------
                                    Allocation of excess pur-
                                      chase price of Niagara  $  5,399,000
                                    ---------------------------------------

                                    As discussed in Notes 1 and 3 above,
                                    on January 31, 1996, Niagara Cold
                                    Drawn acquired all of Southwest's
                                    capital stock. The book values of
                                    assets and liabilities of Southwest
                                    reflected the estimated fair values
                                    at the date of acquisition and the
                                    excess purchase price of $2,879,324
                                    was allocated to goodwill.

                                    For the period from August 17, 1995
                                    through December 31, 1995 and for the
                                    year ended December 31, 1996, income
                                    before income taxes was decreased by
                                    approximately $235,000 and
                                    $595,000, respectively, primarily as
                                    a result of depreciation and
                                    amortization, related to the
                                    adjustment for the excess purchase
                                    price of Niagara Cold Drawn and
                                    Southwest.

    5.   INVENTORIES                Inventories consisted of the following:

                                    December 31,         1995         1996
                                    -----------------------------------------
                                    Raw materials   $  6,978,363 $  6,302,827
                                    Work-in-process    1,088,153    1,252,278
                                    Finished goods     6,677,025    6,891,368
                                    ------------------------------------------
                                                    $ 14,743,541 $ 14,446,473
                                    ------------------------------------------

    6.   PROPERTY, PLANT AND        Property, plant and equipment (after
         EQUIPMENT                  accounting for the allocation of excess
                                    purchase price disclosed in Note 4 above) consisted of the following:

                                    December 31,                               1995              1996
                                    --------------------------------------------------------------------
                                    Land, buildings and improvements     $  3,000,370      $  7,447,214
                                    Leasehold improvements                    717,095           717,095
                                    Machinery and equipment                 8,950,643        15,026,487
                                    Furniture and fixtures                    369,225           476,659
                                    Equipment under capital leases            134,375            95,265
                                    --------------------------------------------------------------------
                                    Total                                  13,171,708        23,762,720
                                    Less:
                                      Accumulated depreciation               (420,942)       (2,058,256)
                                      Accumulated depreciation on
                                        equipment under capital leases         (5,622)          (55,245)

                                    --------------------------------------------------------------------
                                                                         $ 12,745,144      $ 21,649,219
                                    --------------------------------------------------------------------




    7.   LONG-TERM DEBT             The long-term debt consisted of the
                                    following:

                                    December 31,                                  1995          1996
--------------------------------------------------------------------------------------------------------

                                    Secured bank revolving line of credit
                                      up to $14,000, d to a portion of the
                                      value of Niagara Cold Drawn's eligible
                                      accounts receivable and inventories. In-
                                      terest is calculated at the LIBOR rate
                                      plus 2.25% (effective rate of 7.516% at
                                      December 31, 1996)                        $5,178,539    $5,146,579

                                    Term note payable - bank, maturing in
                                       monthly payments of interest only
                                       at 7.49% through February 1, 1997,
                                       followed by monthly installments
                                       of principal and interest from
                                       March 1, 1997 through February 1,
                                       2003. Beginning March 1, 1997
                                       through February 1, 1998, the
                                       monthly installments of principal
                                       and interest are $207,423. The
                                       monthly principal and interest
                                       payment is adjusted annually each
                                       March 1 to reflect the current
                                       interest rate, which is 2.5% over
                                       the weekly average yield on United
                                       States Treasury obligations. The
                                       note is collateralized by accounts
                                       receivable and inventories                2,288,253    12,000,000

                                     Notes payable - former Southwest
                                       stockholders, maturing $82,627
                                       annually on January 31 through
                                       2010, plus interest at 8.5%,
                                       guaranteed by Niagara (see Note 1)            -         1,156,773

                                     Note payable - former Southwest
                                       stockholder, maturing $64,143
                                       annually on January 31 through
                                       2010, plus interest 8.5%,
                                       guaranteed by Niagara (see Note 1)            -           898,000

                                     Note payable - former Southwest
                                       stockholder, maturing $33,333
                                       annually on April 17 through
                                       2005, plus interest at 10%                    -           300,000

                                     Obligations under capital leases
                                       maturing in varying monthly and
                                       quarterly installments through
                                       December 1999, including interest
                                       ranging from 7.4% to 9.5%, colla-
                                       teralized by leased equipment
                                       (se Note 10)                                   -         109,102

                                     Term note payable - Tennessee
                                       landlord, maturing in monthly
                                       installments of $2,643 through
                                       June 1998, including interest at
                                       10%, collateralized by equipment            69,900        44,008

                                     Subordinated note payable - develop-
                                       ment corporation, maturing in
                                       monthly installments of $1,467
                                       through November 1998, including
                                       interest at 6.5%, collateralized by
                                       accounts receivable, inventories
                                       and equipment, and personally
                                       guaranteed by certain officers of
                                       Niagara Cold Drawn                           45,458       31,653

                                     Subordinated note payable - develop-
                                       ment corporation, maturing in
                                       monthly installments of $1,547
                                       through December 1997, including
                                       interest at 6%, collatearlized by
                                       accounts receivable, inventories
                                       and equipment, and personally
                                       guaranteed by certain officers of
                                       Niagara Cold Drawn.                           33,524      16,765

                                     Subordinated note payable - develop-
                                       ment corporation, maturing in
                                       monthly installments of $888
                                       through May 1999, including
                                       interest at 6%, collateralized by
                                       accounts receivable and
                                       inventories, and personally
                                       guaranteed by certain officers of
                                       Niagara Cold Drawn.                           32,848       23,920

                                      Other                                          53,386       10,386
                                      -------------------------------------------------------------------
                                                                                  7,701,908   19,737,186

                                      Less: Current maturities of
                                         long-term debt                             733,048    1,662,039
                                      ------------------------------------------------------------------
                                                                                $ 6,968,860  $18,075,147
                                      ------------------------------------------------------------------

                                       The bank revolving line of credit
                                       and term loan agreements contain
                                       certain financial covenants
                                       relating to Niagara Cold Drawn's
                                       working capital, current ratio,
                                       tangible net worth, debt to
                                       tangible net worth and
                                       restrictions on capital
                                       expenditures, operating leases and
                                       dividends.

                                       Approximate maturities of
                                       long-term debt are as follows:

                                       Year ended December 31,

                                        ----------------------------------
                                        1997            $ 1,622,000
                                        1998              2,019,000
                                        1999              7,248,000
                                        2000              2,214,000
                                        2001              2,372,000
                                        ----------------------------------

                                       Niagara Cold Drawn has a $200,000
                                       open letter of credit with a bank
                                       that expires in July 1997, secured
                                       by accounts receivable and
                                       inventories. No amounts were
                                       outstanding under the letter of
                                       credit at December 31, 1996.

    8.  PREFERRED STOCK                Niagara is authorized to issue
                                       500,000 shares of preferred stock
                                       with such designations, voting and
                                       other rights and preferences as
                                       may be determined from time to
                                       time by its Board of Directors.

    9.  COMMON STOCK                   At December 31, 1996, 6,550,000
                                       shares of Niagara common stock
                                       were reserved for issuance upon
                                       exercise of redeemable warrants
                                       and underwriters' warrants (see
                                       Note 2).

   10. LEASE COMMITMENTS               Niagara  leases office space under
                                       an operating lease and Niagara
                                       Cold Drawn leases equipment and
                                       its Chattanooga, Tennessee
                                       facility under capital and
                                       operating leases. Assets under
                                       capital leases are capitalized
                                       using interest rates appropriate
                                       at the inception of the lease. At
                                       December 31, 1996, future minimum
                                       payments under capital and
                                       noncancellable operating leases
                                       are approximately as follows:


                                                       Capital  leases   Operating lease
                                       -----------------------------------------------
                                       1997              $  47,000         $  450,000
                                       1998                 53,000            338,000
                                       1999                 24,000            251,000
                                       2000                      -            276,000
                                       2001                      -             69,000
                                       -----------------------------------------------
                                       Total minimum
                                         lease payments    124,000        $ 1,384,000
                                       Amount representing
                                         interest          (15,000)
                                       -----------------------------------------------
                                       Present value of
                                         net minimum
                                         lease payments
                                         (see Note 7)    $ 109,000
                                       -----------------------------------------------


                                       Rent expense under operating
                                       leases was approximately $63,000
                                       for the period August 17, 1995 to
                                       December 31, 1995 and
                                       approximately $449,000 for the
                                       year ended December 31, 1996. The
                                       Chattanooga operating lease
                                       expires in May 1998, at which time
                                       Niagara Cold Drawn has the option
                                       to purchase such property for
                                       $1,250,000.

   11.   COMPENSATION PLANS            Incentive Compensation Plan

                                       Niagara Cold Drawn has an
                                       incentive compensation plan
                                       pursuant to which bonuses are paid
                                       to participants as designated by
                                       Niagara Cold Drawn's Board of
                                       Directors. Compensation under the
                                       plan is related solely to Niagara
                                       Cold Drawn's earnings performance.
                                       The amount charged to expense
                                       under the plan was approximately
                                       $123,000 for the period August 17,
                                       1995 to December 31, 1995 and
                                       approximately $307,000 for the
                                       year ended December 31, 1996.

                                       Stock Compensation Plan

                                       Niagara has a stock option plan
                                       which is described below. The
                                       Company applies APB Opinion 25,
                                       "Accounting for Stock Issued to
                                       Employees," and related
                                       Interpretations in accounting for
                                       the plan. Under APB Opinion 25,
                                       because the exercise price of
                                       Niagara's employee stock options
                                       equals the market price of the
                                       underlying stock on the date of
                                       grant, no compensation cost is
                                       recognized.

                                       Under Niagara's stock option plan,
                                       the Compensation Committee of
                                       Niagara's Board of Directors may
                                       grant options to the Company's
                                       officers, directors, employees and
                                       independent contractors for up to
                                       1,500,000 shares of Niagara common
                                       stock. The exercise price of each
                                       option is no less than the market
                                       price of Niagara's common stock on
                                       the date of grant.

                                       FASB Statement 123, "Accounting
                                       for Stock-Based Compensation,"
                                       requires the Company to provide
                                       pro forma information regarding
                                       net income and earnings per share
                                       as if compensation cost for the
                                       Company's stock option plan had
                                       been determined in accordance
                                       with the fair value method
                                       prescribed in FASB Statement 123.
                                       The Company estimates the fair
                                       value of each stock option at the
                                       grant date by using the
                                       Black-Scholes option-pricing model
                                       with the following weighted
                                       average assumptions used for
                                       grants in 1995 and 1996: dividend
                                       yield of -0- percent; expected
                                       volatility of 20 percent;
                                       risk-free interest rates of 6.6
                                       percent; expected lives of 10
                                       years and a discount due to
                                       marketability of 28 percent.

                                       Under the accounting provisions of
                                       FASB Statement 123, the Company's
                                       net income and earnings per share
                                       would have been reduced to the pro
                                       forma amounts indicated below:

                                                                         1995              1996
                                       ------------------------------------------------------------
                                       Net income:

                                          As reported                  $344,418        $1,063,860

                                          Pro forma                     270,368           798,133

                                       Primary earnings
                                          per share:

                                          As reported                       .10               .30

                                          Pro forma                          .8               .22
                                       ------------------------------------------------------------


                                       A summary of the status of the
                                       Niagara's stock option plan as of
                                       December 31, 1995 and 1996, and
                                       changes during the years ending on
                                       those dates is presented below:

                                                               -------------------------------------------------------------
                                                                    December 31, 1995                     December 31, 1996
                                                               -----------------------------   -----------------------------
                                                                              Weighted                        Weighted
                                                                Shares      average exer-        Shares     average exer-
                                                                 (000)         cise price          (000)       cise price

                                                               -----------------------------   -----------------------------
                                       Outstanding at begin-
                                          ning of year              -           $   -          520,000            $5.75

                                       Granted                  520,000            5.75          295,000           5.50

                                       Exercised                    -               -                -              -

                                       Forfeited                    -               -                -              -
                                       --------------------------------------------------------------------------------------
                                       Outstanding at end
                                         of year                520,000           $5.75          815,000          $5.66
                                       --------------------------------------------------------------------------------------

                                       Options exercisable
                                         at year-end                -           $   -            254,666          $5.70
                                       --------------------------------------------------------------------------------------

                                       Weighted average fair
                                         value of options
                                         granted during
                                         the year                $   2.14                       $   1.47
                                       --------------------------------------------------------------------------------------


                                       The following table summarizes
                                       information about fixed stock
                                       options outstanding at December
                                       31, 1996.

                                                             Options outstanding                  Options exercisable
                                                   -----------------------------------------  ----------------------------
                                                                    Weighted
                                                                     average       Weighted
                                       Range of         Number      remaining       average       Number       Weighted
                                       exercise      outstanding   contractual     exercise     exercisable    average
                                       prices        at 12/31/96      life           price      at 12/31/96  exercise price

                                       ------------------------------------------------------------------------------------
                                       $5.50 to        815,000       9 years         $5.66        254,666       $5.70
                                        $5.75
                                       ------------------------------------------------------------------------------------



   12.   RELATED PARTY TRANSAC-        During the period from August 17,
         TIONS                         1995 to December 31, 1995, Niagara
                                       Cold Drawn incurred approximately
                                       $25,000 of freight and shipping
                                       charges to a related party.

                                       From the effective date of the
                                       Offering through the date of the
                                       acquisition of Niagara Cold Drawn,
                                       Niagara occupied office space
                                       provided by a company owned by a
                                       stockholder. Niagara paid $5,000
                                       per month for such office space
                                       and certain administrative and
                                       secretarial services.

   13.   INCOME TAXES                  The  provision for Federal and
                                       state income tax expense (benefit)
                                       was comprised of the following:


                                       Year ended December 31,        1994             1995              1996
                                       ------------------------------------------------------------------------
                                       Current:

                                         Federal                   $(4,000)         $ 12,000          $352,200
                                         State                      (2,000)           12,000            34,000
                                       ------------------------------------------------------------------------
                                                                    (6,000)           24,000           386,200
                                       ------------------------------------------------------------------------
                                       Deferred:

                                         Federal                          -          208,000           207,000
                                         State                            -            8,000            22,000
                                       ------------------------------------------------------------------------
                                                                          -          216,000           229,000
                                       ------------------------------------------------------------------------
                                       Total income taxes
                                         (recovery)                $(6,000)         $240,000          $615,200
                                       -------------------------------------------------------------------------

                                       Niagara Cold Drawn is included in
                                       the consolidated Federal income
                                       tax return of its parent, Niagara,
                                       from the date of acquisition.

                                       At December 31, deferred tax
                                       assets (liabilities) consisted of
                                       the following:

                                       December 31,                                                     1995              1996
                                       -----------------------------------------------------------------------------------------
                                       New York State investment tax credits                     $   715,000        $  427,000
                                       Net operating loss carryforward                                78,000                 -
                                       Accrued expenses deductible when paid                         231,000           182,000
                                       Inventory capitalization                                      100,000           159,000
                                       Allowance for doubtful accounts                                71,000            89,000
                                       -----------------------------------------------------------------------------------------
                                             Gross deferred tax assets                             1,195,000           857,000
                                       Valuation allowance for deferred tax assets                  (715,000)         (427,000)
                                       -----------------------------------------------------------------------------------------
                                             Net deferred tax assets                                 480,000           430,000
                                       -----------------------------------------------------------------------------------------
                                       Differences in property, plant,
                                         equipment and intangibles
                                         related to allocation of Niagara
                                         excess purchase price                                    (2,574,000)       (2,379,000)
                                       Book versus tax depreciation of
                                         property, plant and equipment                            (1,138,000)       (1,215,000)
                                       Differences in inventories related
                                         to allocation of Niagara Cold Drawn
                                         excess purchase price                                      (682,000)         (641,000)
                                       ----------------------------------------------------------------------------------------
                                             Gross deferred tax liabilities                       (4,394,000)       (4,235,000)
                                       ----------------------------------------------------------------------------------------
                                             Net deferred tax liabilities                        $(3,914,000)      $(3,805,000)
                                       ----------------------------------------------------------------------------------------
                                        Included in the accompany balance
                                        sheets as follows:

                                                                                                        1995            1996
                                       ----------------------------------------------------------------------------------------
                                       Current liability for deferred income taxes               $  (202,000)     $   (211,000)
                                       Noncurrent liability for deferred income taxes             (3,712,000)       (3,594,000)
                                       -----------------------------------------------------------------------------------------
                                       Net deferred tax liabilities                              $(3,914,000)      $(3,805,000)
                                       -----------------------------------------------------------------------------------------

                                       At December 31, 1996, Niagara Cold
                                       Drawn had New York State
                                       investment tax credit
                                       carryforwards of approximately
                                       $427,000, which may be available
                                       to offset certain future state
                                       income taxes. These credits expire
                                       through 2005. A valuation
                                       allowance has been provided for
                                       these tax credits. The future
                                       utilization of these tax credits,
                                       if any, will be credited to
                                       Niagara Cold Drawn's noncurrent
                                       assets.

                                       A reconciliation of the statutory
                                       Federal income tax rate and
                                       effective rate as a percentage of
                                       pre-tax income was as follows:

                                                                                  1995                           1996
                                                                     -----------------------------   --------------------------
                                                                           Amount           %             Amount          %
                                       -----------------------------------------------------------   --------------------------
                                       Tax at statutory rate              $199,000           34%        $591,000          34%
                                       State income taxes, net
                                         of Federal income tax
                                         benefit                            13,000            2           37,000           3
                                       Goodwill amortization                     -            -           30,000           3
                                       Other, including prior
                                         year overaccrul                    28,000            5          (42,800)         (3)
                                       -----------------------------------------------------------   --------------------------
                                       Effective tax rate                 $240,000           41%        $615,200          37%
                                      ----------------------------------------------------------------------------------------



   14.   RETIREMENT PLANS              Niagara Cold Drawn has a contributory
                                       salary deferral retirement plan
                                       (401(k)). Under the terms of the
                                       plan, participants may elect to
                                       defer up to 15% of their earnings.
                                       Niagara Cold Drawn matches one
                                       quarter of the participant's
                                       contribution, up to a maximum of
                                       4% of the participant's earnings.
                                       All contributions are subject to
                                       the limitations of Section 401 of
                                       the Internal Revenue Code of 1986,
                                       as amended and the requirements of
                                       the Employee Retiree Income
                                       Security Act of 1974, as amended.
                                       Total expense related to this plan
                                       for the period from August 17,
                                       1995 to December 31, 1995 and
                                       for the year ended December 31,
                                       1996 was approximately $25,000 and
                                       $8,000, respectively. The funds
                                       are invested in annuity contracts.

   15.  MAJOR CUSTOMERS                Niagara Cold Drawn had three
                                       customers during 1995 and two
                                       customers during 1996 to which
                                       combined sales were approximately
                                       57% and 43%, respectively, of
                                       total sales. Accounts receivable
                                       outstanding from these major
                                       customers represented
                                       approximately 65% and 52% of
                                       accounts receivable at December
                                       31, 1995 and 1996, respectively.

   16.   COMMITMENTS                   Niagara Cold Drawn is subject to
         AND CONTINGENCIES             Federal, state and local environ-
                                       mental laws and regulations
                                       concerning, among other matters,
                                       water emissions and waste
                                       disposal. Management believes that
                                       Niagara Cold Drawn currently is in
                                       material compliance with all
                                       applicable environmental laws and
                                       regulations.

                                       During 1994, Axia, Inc. ("Axia"),
                                       the prior owner of Niagara Cold
                                       Drawn's Buffalo, N.Y. property,
                                       alleged that Niagara Cold Drawn
                                       and certain other parties are
                                       responsible for some or all of
                                       the costs that may be incurred to
                                       remediate a site adjoining such
                                       property. Axia requested payment
                                       of $200,000 in exchange for Axia's
                                       agreeing to assume full
                                       responsibility for the remediation
                                       and to indemnify Niagara Cold
                                       Drawn against any claim arising
                                       from this matter. Niagara Cold
                                       Drawn offered to pay $40,000 in
                                       exchange for Axia's agreeing to
                                       assume full responsibility for the
                                       remediation, and to indemnify
                                       Niagara Cold Drawn against any
                                       claim arising from this matter.
                                       Axia did not respond to the offer.
                                       The financial statements include
                                       an accrued liability of $40,000
                                       for this contingency.

                                       In accordance with the purchase
                                       agreement for the acquisition of
                                       Niagara Cold Drawn, on August 16,
                                       1995, Niagara Cold Drawn's former
                                       majority stockholder, Adage, Inc.
                                       ("Adage"), paid $1,666,327 to
                                       certain senior management of
                                       Niagara Cold Drawn in satisfaction
                                       of such individuals' rights under
                                       their existing stock option and
                                       employment agreements. Niagara
                                       Cold Drawn treated this payment as
                                       a contribution of additional
                                       paid-in capital and compensation
                                       to management which is reflected
                                       as an employment expense deduction
                                       on Niagara Cold Drawn's financial
                                       statements for the period ended
                                       August 16, 1995. Pursuant to the
                                       purchase agreement, Niagara Cold
                                       Drawn is required to pay Adage an
                                       amount equal to Niagara Cold
                                       Drawn's Federal income taxes for
                                       the taxable period January 1, 1995
                                       through August 16, 1995, computed
                                       as if Niagara Cold Drawn were not
                                       included in a consolidated Federal
                                       income tax return for such period.
                                       In determining such amount,
                                       Niagara Cold Drawn deducted from
                                       its income the payment made to
                                       senior management, thereby
                                       reducing the amount payable by
                                       Niagara Cold Drawn to Adage. Adage
                                       has disputed Niagara Cold Drawn's
                                       taking of this $1,666,327
                                       deduction, the tax effect of which
                                       is approximately $567,000. The
                                       settlement of this matter is
                                       subject to binding arbitration by
                                       an independent accounting firm.

                                       On May 8, 1996, pursuant to the
                                       provisions of the Southwest stock
                                       purchase agreement, Niagara Cold
                                       Drawn asserted indemnification
                                       claims in the aggregate amount of
                                       approximately $1,300,000 against
                                       the former Southwest stockholders.
                                       On May 22, 1996, Niagara Cold
                                       Drawn brought an action against
                                       such stockholders relating to
                                       these claims. The defendants have
                                       denied liability in their answer.

                                       Niagara Cold Drawn and its parent,
                                       Niagara, have entered into
                                       employment contracts with certain
                                       officers of Niagara Cold Drawn.
                                       The contracts, which expire in
                                       August 2000, provide minimum
                                       salary levels, adjusted annually
                                       for cost-of-living changes, as
                                       well as incentive bonuses and
                                       Niagara stock options. The
                                       aggregate contract commitment
                                       for future minimum salaries at
                                       December 31, 1996, excluding
                                       bonuses and stock options, was
                                       approximately $1,529,000.

                                       Under Niagara Cold Drawn's
                                       insurance programs, coverage is
                                       obtained for catastrophic
                                       exposures as well as those risks
                                       required to be insured by law or
                                       contract. It is the policy of
                                       Niagara Cold Drawn to retain a
                                       portion of certain expected losses
                                       related primarily to workers'
                                       compensation, physical loss to
                                       property, business interruption
                                       resulting from such loss and
                                       comprehensive general, product,
                                       vehicle, medical and life benefits
                                       and liability. Provisions for
                                       losses expected under these
                                       programs are recorded based upon
                                       Niagara Cold Drawn's estimates of
                                       the aggregate liability, actual
                                       and estimated, for claims. Such
                                       estimates utilize certain
                                       actuarial assumptions followed in
                                       the insurance industry and are
                                       included in accrued expenses.

   17.   TRANSACTION COSTS             On October 5, 1994, Niagara entered
                                       into a merger agreement with New
                                       Jersey Steel Corporation and a
                                       related stock purchase agreement
                                       with its majority stockholder. On
                                       February 1, 1995, the merger
                                       agreement and related stock
                                       purchase agreement were
                                       terminated. The costs of
                                       $1,580,333 relating to this
                                       transaction were expensed in 1994
                                       and included in selling, general
                                       and administrative expenses.

                                       During 1995, Niagara expensed
                                       $321,237 of costs (included in
                                       selling, general and
                                       administrative expenses) with
                                       respect to proposed acquisitions
                                       that were later terminated.

   18.   DISCLOSURE ABOUT FAIR         The following  methods and
         VALUE OF FINANCIAL            assumptions were used to estimate
         INSTRUMENTS                   the fair value of each class of
                                       financial instruments for which
                                       it is practicable to estimate that
                                       value.

                                       The carrying amounts of cash,
                                       trade accounts receivable and
                                       current liabilities approximate
                                       fair value because of the short
                                       maturity of these instruments.

                                       The carrying amount of debt
                                       approximates fair value because
                                       the interest rates on these
                                       instruments fluctuate with market
                                       interest rates or are based on
                                       current rates offered to the
                                       Company for debt with similar
                                       terms and maturities.

   19.   SUPPLEMENTAL CASH FLOW        Interest paid during 1995 and 1996
         INFORMATION                   was approximately $243,000 and
                                       $1,357,000, respectively.

                                       Income tax payments made during
                                       1995 and 1996 totaled approxi-
                                       mately $1,000 and $86,500,
                                       respectively.

                                       As discussed in Note 3 above,
                                       Niagara acquired all the capital
                                       stock of Niagara Cold Drawn for
                                       $11,918,000 in 1995. In connection
                                       with this acquisition, liabilities
                                       were assumed as follows:

                                       ------------------------------------
                                       Fair value of Niagara
                                         Cold Drawn assets
                                         acquired               $30,502,000
                                       Cash paid for stock,
                                          plus expenses          11,918,000

                                       ------------------------------------
                                       Liabilities assumed      $18,584,000
                                       ------------------------------------

                                        As discussed in Note 3 above, Niagara
                                        Cold Drawn purchased all of the capital
                                        stock of Southwest for $3,951,000 in
                                        1996. In conjunction with this
                                        acquisition, net assets were acquired
                                        as follows:

                                        -----------------------------------
                                        Fair value of Southwest
                                          assets acquired       $13,529,000
                                        Liabilities assumed     (12,457,000)

                                        -----------------------------------
                                        Net assets acquired      $1,072,000

                                        -----------------------------------

   20.   SUBSEQUENT EVENT              Subsequent to December 31, 1996,
                                       Niagara entered into a letter of
                                       intent to purchase all of the
                                       issued and outstanding shares of
                                       LaSalle Steel Company ("LaSalle"),
                                       a wholly owned subsidiary of
                                       Quanex Corporation. LaSalle is a
                                       producer of cold finished and
                                       special purpose steel bar products
                                       with plants in Hammond and
                                       Griffith, Indiana. Costs relating
                                       to this proposed acquisition,
                                       primarily professional fees, to-
                                       talled $87,000 at December 31,
                                       1996, and have been deferred and
                                       included in other assets.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder and Board of Directors
Niagara Cold Drawn Corp.
Buffalo, New York

We have audited the accompanying statements of operations and cash flows for the period from January 1, 1995 to August 16, 1995 for Niagara Cold Drawn Corp. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Niagara Cold Drawn Corp. operations and its cash flows for the period from January 1, 1995 to August 16, 1995 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

New York, New York

March 8, 1996



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder and Board of Directors
Niagara Cold Drawn Corp.
Buffalo, New York

We have audited the accompanying statements of operations and cash flows of Niagara Cold Drawn Corp. for the year ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Niagara Cold Drawn Corp. operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

MACDADE ABBOTT & CO.

Paoli, Pennsylvania

July 10, 1995




                                                                               NIAGARA COLD DRAWN CORP.

                                                                               STATEMENT OF OPERATIONS

                                                                                  Period from            Memorandum only
                                                                                January 1, 1995    -----------------------
                                                          Year ended             to August 16,              Year ended
                                                      December 31, 1994             1995(a)            December 31, 1995(b)
--------------------------------------------------------------------------------------------------------------------------
NET SALES (NOTE 7)                                           $46,623,637              $34,285,063          $51,739,751
COST OF PRODUCTS SOLD                                         40,545,934               28,608,569           44,029,633
--------------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                           6,077,703                5,676,494            7,710,118
--------------------------------------------------------------------------------------------------------------------------
EXPENSES:
   Selling, general and administrative                         4,064,686                3,521,776            4,494,052
   Employment expense - management options (Note 2)                    -                1,666,327(c)         1,666,327(c)
   Interest expense                                              711,418                  498,960              771,272
--------------------------------------------------------------------------------------------------------------------------
        TOTAL EXPENSES                                         4,776,104                5,687,063            6,931,651
--------------------------------------------------------------------------------------------------------------------------
        OPERATING INCOME (LOSS)                                1,301,599                 (10,569)              778,467
OTHER INCOME, NET                                                      -                        -               16,910
--------------------------------------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE INCOME TAXES                      1,301,599                 (10,569)              795,377
INCOME TAXES (NOTE 5)                                            480,000                        -              270,000
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $    821,599            $    (10,569)          $   525,377
--------------------------------------------------------------------------------------------------------------------------

---------------------

(a)  Acquisition date by Niagara.

(b) This information is unaudited and is provided for informational purposes only to provide for comparisons to prior periods. The 1995 amounts were derived from combining Niagara Cold Drawn's results of operations prior to the acquisition by Niagara (January 1 to August 16, 1995) with the results after the acquisition by Niagara (August 17 to December 31, 1995).

(c)  Payment due in accordance with purchase agreement.

---------------------------------------------------------------------------
             See accompanying notes to financial statements.


                                                                              NIAGARA COLD DRAWN CORP.

                                                                              STATEMENTS OF CASH FLOWS
                                                                                      (NOTE 9)

                                                                         Year ended Decem-  Period from Janu-
                                                                              ber 31,        ary 1, 1995 to
                                                                               1994         August 16, 1995(a)


-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                         $   821,599    $    (10,569)
   Adjustment to reconcile net income (loss) to
      cash provided by (used
      in) operating activities:

        Depreciation and amortization                                            740,133         495,185
        (Decrease) increase in allowance for
          doubtful accounts                                                       72,000           8,494
        Deferred income taxes                                                    (56,000)               -
        Increase in inventories                                               (1,886,251)     (4,272,038)
        Increase in trade accounts receivable                                 (1,406,589)        (26,892)
        Increase in trade accounts payable, accrued
          expenses and accrued compensation                                    2,631,108       3,137,441
        Net change in other current assets and
          liabilities                                                            (12,169)        (63,860)
----------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   903,831        (732,239)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                                 (708,575)       (514,018)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net increase in revolving line of credit                                      424,562               -
   Proceeds from term notes                                                            -               -
   Payment of debt                                                              (647,882)       (631,239)
   Capital contribution                                                                -       1,666,327
   Proceeds from long-term debt                                                        -       1,211,692
   Net payments under revolving line of
credit                                                                                 -        (323,063)
   Payments of dividends                                                               -        (313,384)
   Payments of redeemable preferred stock                                              -        (212,371)
   Redemption of redeemable preferred stock                                            -        (126,442)
----------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (223,320)      1,271,520
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                  (28,064)         25,263
CASH, BEGINNING OF PERIOD                                                          58,457         30,393
---------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                           $    30,393   $     55,656
---------------------------------------------------------------------------------------------------------

--------------
(a)   Acquisition date by Niagara.

---------------------------------------------------------------------------------------------------------
                                                       See accompanying notes to financial statements.



                                                 NIAGARA COLD DRAWN CORP.

                                            NOTES TO FINANCIAL STATEMENTS

    1.   SUMMARY OF SIGNIFICANT         Organization
         ACCOUNTING POLICIES

                                        Niagara Cold Drawn Corp.
                                        ("Niagara Cold Drawn") is a
                                        Delaware corporation and operates
                                        from its two principal locations
                                        in Buffalo, New York and
                                        Chattanooga, Tennessee. Through
                                        August 16, 1995, Niagara Cold
                                        Drawn was a wholly owned
                                        subsidiary of Adage, Inc. On
                                        August 16, 1995, Niagara
                                        Corporation, formerly
                                        International Metals Acquisition
                                        Corporation ("Niagara"), acquired
                                        all of the issued and outstanding
                                        common and preferred stock of
                                        Niagara Cold Drawn for
                                        $10,744,045 in cash.

                                        Business Activity

                                        Niagara Cold Drawn produces cold
                                        drawn steel bars for steel
                                        service centers and original
                                        equipment manufacturers
                                        throughout North America. Niagara
                                        Cold Drawn competes in a narrow
                                        sector of the steel industry and
                                        its business is affected by
                                        conditions within the broader
                                        steel and machine tool
                                        industries. Niagara Cold Drawn
                                        grants trade credit to its
                                        customers consistent with
                                        industry practice.

                                        Revenue Recognition

                                        Revenue from the sale of products
                                        is recorded at the time the goods
                                        are shipped.

                                        Income Taxes

                                        Deferred income taxes are
                                        recognized for the tax
                                        consequences of temporary
                                        differences between the financial
                                        reporting bases and the tax bases
                                        of Niagara Cold Drawn's assets
                                        and liabilities in accordance
                                        with Statement of Financial
                                        Accounting Standards No. 109.
                                        Valuation allowances are
                                        established when necessary to
                                        reduce deferred tax assets to the
                                        amount expected to be realized.
                                        Income tax expense is the tax
                                        payable for the period and the
                                        change during the period in
                                        deferred tax assets and
                                        liabilities.

                                        Use of Estimates

                                        The preparation of financial
                                        statements in conformity with
                                        generally accepted accounting
                                        principles requires management to
                                        make assumptions that affect the
                                        reported amounts of assets and
                                        liabilities and disclosure of
                                        contingent assets and liabilities
                                        at the date of the financial
                                        statements and the reported
                                        amounts of revenues and expenses
                                        during the reporting period.
                                        Actual results could differ from
                                        those estimates.

    2.   EMPLOYMENT EXPENSE -           In accordance with the purchase
         MANAGEMENT OPTIONS             agreement for the acquisition of
                                        Niagara Cold Drawn, on August 16,
                                        1995, Niagara Cold Drawn's former
                                        majority stockholder, Adage, Inc.
                                        ("Adage"), paid $1,666,327 to
                                        certain senior management of
                                        Niagara Cold Drawn in
                                        satisfaction of such individuals'
                                        rights under their existing stock
                                        option and employment agreements.
                                        Niagara Cold Drawn treated this
                                        payment as a contribution of
                                        additional paid-in capital and
                                        compensation to management which
                                        is reflected as employment
                                        expense - management options on
                                        Niagara Cold Drawn's financial
                                        statements for the period from
                                        January 1 to August 16, 1995.
                                        Adage has disputed the taking of
                                        this deduction. The settlement of
                                        this matter is subject to binding
                                        arbitration by an independent
                                        accounting firm (see Note 8).

    3.   INCENTIVE COMPENSATION PLAN    Niagara Cold Drawn has an incentive
                                        compensation plan pursuant to
                                        which bonuses are paid to
                                        participants as designated by
                                        Niagara Cold Drawn's Board of
                                        Directors. Compensation under the
                                        plan is related solely to Niagara
                                        Cold Drawn's earnings
                                        performance. The amount charged
                                        to expense for future
                                        distributions under this plan was
                                        approximately $132,000 in 1994
                                        and $200,000 for the period
                                        January 1, 1995 to August 16,
                                        1995.

    4.   RELATED PARTY TRANSAC-         During the period  from January 1
         TIONS                          to August 16, 1995, Niagara Cold
                                        Drawn incurred approximately
                                        $50,000 of freight and shipping
                                        charges to a related party.
                                        During the year ended December
                                        31, 1994, these charges were
                                        $174,000.

                                        During the period from January 1
                                        to August 16, 1995, Niagara Cold
                                        Drawn incurred $62,500 in
                                        management fees from its prior
                                        parent, Adage, Inc.

                                        During 1994, Niagara Cold Drawn
                                        incurred interest expense of
                                        $80,000 to Adage, related to
                                        intercompany balances. During
                                        1994, Niagara Cold Drawn incurred
                                        $100,000 of management fees to
                                        Adage. At December 31, 1994,
                                        $346,000 (included in accrued
                                        expenses) was due to Adage.

    5.   INCOME TAXES                   The provisions for income taxes
                                        were comprised of the following
                                        amounts:


                                                          1994       1995
                                        -------------------------------------
                                        Current:

                                          Federal           $482,000    $-
                                          State               54,000     -
                                        -------------------------------------
                                                             536,000     -
                                        -------------------------------------
                                        Deferred:

                                          Federal           (55,000)     -
                                          State              (1,000)     -
                                        -------------------------------------
                                                            (56,000)     -
                                        -------------------------------------
                                        Total tax pro-
                                          visions          $480,000    $-
                                        -------------------------------------

                                        A reconciliation of the statutory
                                        Federal income tax rate and
                                        effective rate as a percentage of
                                        pre-tax income is as follows:

                                                                1994     1995
                                        --------------------------------------
                                        Statutory rate          34.00%  34.00%
                                        State income taxes, net
                                          of Federal income tax
                                          benefit                3.64     -
                                        Other                    (.76) (34.00)
                                        --------------------------------------
                                        Effective tax rate      36.88%  -    %
                                        --------------------------------------

                                        Niagara Cold Drawn had been
                                        included in the consolidated
                                        Federal income tax return of its
                                        parent, Adage. The provision for
                                        Federal income taxes is
                                        calculated on the separate
                                        company basis.




                                                NIAGARA COLD DRAWN CORP.

                                             NOTES TO FINANCIAL STATEMENTS

    6.   RETIREMENT PLANS               Niagara Cold Drawn has a contribu-
                                        tory salary deferral retirement
                                        plan (401(k)). Under the terms of
                                        the plan, participants may elect
                                        to defer up to 15% of their
                                        earnings. Niagara matches one
                                        quarter of the participant's
                                        contribution, up to a maximum
                                        of 4% of the participant's
                                        earnings. All contributions are
                                        subject to the limitations of
                                        Section 401 of the Internal
                                        Revenue Code and the requirements
                                        of the Employee Retiree Income
                                        Security Act of 1974, as amended.
                                        Total expense related to this
                                        plan for the period from January
                                        1 to August 16, 1995 was
                                        approximately $13,000. Total
                                        expense related to this plan for
                                        1994 was $18,114. The funds are
                                        invested in annuity contracts.

    7.   MAJOR CUSTOMERS                Niagara Cold Drawn had three
                                        customers during the period from
                                        January 1 to August 16, 1995, to
                                        which combined sales were
                                        approximately 57% of Niagara Cold
                                        Drawn's total sales. These same
                                        customers represented 47% and 51%
                                        of the sales for the year ended
                                        December 31, 1994. Accounts
                                        receivable outstanding from the
                                        three major customers represented
                                        approximately 65% of Niagara Cold
                                        Drawn accounts receivable at
                                        August 16, 1995.

    8.   COMMITMENTS AND CON-           Niagara Cold Drawn is subject to
         TINGENCIES                     Federal, state and local environ-
                                        mental laws and regulations
                                        concerning, among other matters,
                                        water emissions and waste
                                        disposal. Management believes
                                        that Niagara Cold Drawn currently
                                        is in material compliance with
                                        all applicable environmental laws
                                        and regulations.

                                        During 1994, Axia, Inc. ("Axia"),
                                        the prior owner of Niagara Cold
                                        Drawn's Buffalo, N.Y. property,
                                        alleged that Niagara Cold Drawn
                                        and certain other parties are
                                        respon- sible for some or all of
                                        the costs that may be incurred to
                                        remediate a site adjoining such
                                        property. Axia requested payment
                                        of $200,000 in exchange for
                                        Axia's agreeing to assume full
                                        responsibility for the
                                        remediation and to indemnify
                                        Niagara Cold Drawn against any
                                        claim arising from this matter.
                                        Niagara Cold Drawn offered to pay
                                        $40,000 in exchange for Axia's
                                        agreeing to assume full
                                        responsibility for the
                                        remediation, and to indemnify
                                        Niagara Cold Drawn against any
                                        claim arising from this matter.
                                        Axia did not respond to the
                                        offer, but suggested that the
                                        parties continue their settlement
                                        discussions. At August 16, 1995,
                                        the financial statements include
                                        an accrued liability of $40,000
                                        for this contingency.

                                        Pursuant to the August 16, 1995
                                        Niagara Cold Drawn purchase
                                        agreement, Niagara Cold Drawn is
                                        required to pay to Adage an
                                        amount equal to Niagara Cold
                                        Drawn's Federal income taxes for
                                        the taxable period January 1,
                                        1995 through August 16, 1995,
                                        computed as if Niagara Cold Drawn
                                        were not included in a
                                        consolidated Federal income tax
                                        return for such period. In
                                        determining such amount, Niagara
                                        Cold Drawn deducted from its
                                        income the payment made to senior
                                        management thereby reducing the
                                        amount payable by Niagara Cold
                                        Drawn to Adage (see Note 2).
                                        Adage has disputed Niagara Cold
                                        Drawn's taking of this $1,666,327
                                        deduction, the tax effect of
                                        which is approximately $567,000.
                                        The settlement of this matter is
                                        subject to binding arbitration by
                                        an independent accounting firm.

                                        Under Niagara Cold Drawn
                                        insurance programs, coverage is
                                        obtained for catastrophic
                                        exposures, as well as those risks
                                        required to be insured by law or
                                        contract. It is the policy of
                                        Niagara Cold Drawn to retain a
                                        portion of certain expected
                                        losses related primarily to
                                        workers' compensation, physical
                                        loss to property, business
                                        interruption resulting from such
                                        loss and comprehensive general,
                                        product, vehicle, medical and
                                        life benefits and liability.
                                        Provisions for losses expected
                                        under these programs are recorded
                                        based upon Niagara Cold Drawn's
                                        estimates of the aggregate
                                        liability, actual and estimated,
                                        for claims. Such estimates
                                        utilize certain actuarial
                                        assumptions followed in the
                                        insurance industry and are
                                        included in accrued expenses.

    9.   SUPPLEMENTAL CASH FLOW         Interest paid for the year ended
                                        December 31, 1994 was $658,133.
                                        Interest paid during the period
                                        from January 1 to August 16, 1995
                                        was approximately $521,000.

                                        Income taxes paid for the year
                                        ended December 31, 1994 was
                                        $256,204. Income taxes paid
                                        during the period from January 1
                                        to August 16, 1995 was
                                        approximately $1,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by Item 10 is contained in, and incorporated herein by reference to, the section entitled "Proposal 1 - Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 29, 1997 and filed with the Commission (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is contained in, and incorporated herein by reference to, the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is contained in, and incorporated herein by reference to, the section entitled "Security Ownership of Directors and Executive Officers" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is contained in, and incorporated herein by reference to, the section entitled "Proposal 1 -- Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement.



                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

                  (a)  List of documents filed as a part of this Report:

              1. Financial Statements. Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 11.

              2.  Financial Statement Schedules

                  Schedule I is filed as part of this Report on Form 10-K beginning on page S-1 hereof.

              3.  Exhibits

                  (b) The Company did not file a Form 8-K during the last quarter of fiscal 1996.



                  (c)       EXHIBITS

           +3.1       Registrant's Restated Certificate of Incorporation,
                      as amended on May 16, 1996.
           *3.2       Registrant's By-laws.
           *4.1       Form of Common Stock Certificate.
           *4.2       Form of Warrant Certificate.
          **4.3       Warrant Agreement between Continental Stock
                      Transfer & Trust Company and the Registrant.
          +10.1       Term Loan Agreement between Manufacturers and
                      Traders Trust Company and Niagara Cold Drawn Corp.
                      dated January 31, 1996.
          +10.2       Amended and Restated Revolving Credit Agreement
                      between Manufacturers and Traders Trust Company and Niagara Cold Drawn Corp. dated January 31, 1996.
          +10.3       Stock Purchase Agreement by and among Niagara
                      Cold Drawn Corp. and the stockholders of Southwest
                      Steel Company, Inc. dated January 31, 1996.
         ++10.4       Form of Promissory Note made by Niagara Cold
                      Drawn Corp., dated January 31, 1996.
         ++10.5       Form of Guaranty made by the Registrant,
                      dated January 31, 1996.
         ++10.6       Amended and Restated Promissory Note made by
                      Southwest Steel Company, Inc. in favor of the Cohen
                      Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January
                      31, 1996.
         ++10.7       Guaranty, made by the Registrant in favor of the
                      Cohen Family Revocable Trust, u/t/a dated June 15,
                      1988, dated January 31, 1996.
        +++10.8       UPO Exchange Agreement by and among the Registrant
                      and GKN Securities Corp., Roger Gladstone, David M.
                      Nussbaum, Robert Gladstone, Richard Buonocore,
                      Debra L. Schondorf, Andrea B. Goldman, Ira S.
                      Greenspan and Barington Capital Corp., L.P.

       ++++10.9       International Metals Acquisition Corporation 1995
                      Stock Option Plan.
          10.10       First Amendment to the International Metals
                      Acquisition Corporation 1995 Stock Option Plan,
                      dated October 5, 1996.
             21       Subsidiaries of the Registrant.
             27       Financial Data Schedule.

--------------------------

+ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33- 64682.
** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
+      Incorporated by reference to exhibits filed with the Registrant's
         Report on Form 8-K, dated February 13, 1996.
++     Incorporated by reference to exhibits filed with the Registrant's
         Report on Form 10-K for the year ended December 31, 1995.

+++    Incorporated by reference to exhibit 10.1 to the Registrant's
         Report on Form 8-K, dated May 30, 1996.
++++   Incorporated by reference to Annex A to the Registrant's
         Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                                       NIAGARA CORPORATION

                                       By /s/ Michael J. Scharf

                                          Michael J. Scharf
                                          Chairman of the Board
                                          Chief Executive Officer
                                            and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 Chairman of the Board,
/s/Michael J. Scharf              Chief Executive Officer   March 31, 1997
------------------------------    and President
   Michael J. Scharf


                                 Vice President,
                                  Chief Financial and
/s/Gilbert D. Scharf              Principal Accounting      March 31, 1997
------------------------------    Officer, Treasurer,
   Gilbert D. Scharf              Secretary and Director

/s/Gerald L. Cohn                Director                   March 31, 1997
------------------------------
   Gerald L. Cohn

/s/Andrew R. Heyer               Director                   March 31, 1997
------------------------------
   Andrew R. Heyer



                                                      NIAGARA CORPORATION

                                                                   INDEX

FINANCIAL STATEMENT SCHEDULE
FORM 10K - ITEM 14

              -------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1995 AND 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 S-2

FINANCIAL STATEMENT SCHEDULE I:
   Condensed financial information of registrant:
       Balance sheets                                              S-3
       Statements of income                                        S-4
       Statements of stockholders' equity                          S-5
       Statements of cash flows                                    S-6
       Notes to condensed financial statements                     S-7

   All other schedules have been omitted because they are inapplicable or not required or the information is included in the consolidated fina ncial statements or the notes thereto. Further, Schedule I information is not applicable for periods prior to 1995 since the acquisition of subsidiary Niagara Cold Drawn Corp. (Niagara Cold Drawn) was made during 1995.



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Niagara Corporation
New York, New York

The audits referred to in our report dated March 27, 1997 relating to the financial statements of Niagara Corporation and subsidiary (the "Company"), which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York

March 27, 1997




                                               NIAGARA CORPORATION

                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                    BALANCE SHEETS

December 31,                                           1995            1996
-----------------------------------------------------------------------------
ASSETS
CURRENT:

   Cash and cash equivalents                     $2,143,172      $1,370,981
   Other current assets                              74,100          74,100
-----------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                      2,217,272       1,445,081
INVESTMENT IN AND NET ADVANCES TO

SUBSIDIARY                                       12,515,026      14,448,444
OTHER ASSETS, NET                                    63,082         204,507
-----------------------------------------------------------------------------
                                                $14,795,380     $16,098,032
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accrued expenses                                $333,033        $571,825
-----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES
   10, 11, 14 AND 16 TO THE CONSOLIDATED
   FINANCIAL STATEMENTS)

STOCKHOLDERS' EQUITY (SEE NOTES 2, 8 AND
9 TO THE CONSOLIDATED FINANCIAL
   STATEMENTS):

   Preferred stock, $.001 par value - shares
     authorized 500,000, none outstanding               -                 -
   Common stock, $.001 par value - shares
     authorized 15,000,000, outstanding
     3,500,000 and 3,668,750                          3,500           3,669
   Additional paid-in capital                    15,560,296      15,560,127
   Deficit                                       (1,101,449)        (37,589)
-----------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY               14,462,347      15,526,207
-----------------------------------------------------------------------------
                                                $14,795,380     $16,098,032
-----------------------------------------------------------------------------
        See accompanying notes to condensed financial statements.





                                                     NIAGARA CORPORATION

                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                    STATEMENTS OF INCOME

Year ended December 31,                                 1995         1996
-----------------------------------------------------------------------------
Revenues:
   Management fees from subsidiary (Note 2)         $168,750     $450,000
Expenses:
   Selling, general and administrative
     expenses (see Note 17 to the
     consolidated financial statements)             984,833    1,014,496
-----------------------------------------------------------------------------
                                                   (816,083)    (564,496)
Other income:
   Equity in net income of subsidiary                535,946    1,314,218
   Interest income                                   594,555       74,338
-----------------------------------------------------------------------------
        Income before income tax recoveries          314,418      824,060
Income tax recoveries                                 30,000      239,800
-----------------------------------------------------------------------------
Net income                                          $344,418   $1,063,860
-----------------------------------------------------------------------------
Net income per share                                    $.10         $.30
-----------------------------------------------------------------------------
Weighted average common shares outstanding         3,500,000    3,602,818
-----------------------------------------------------------------------------
        See accompanying notes to condensed financial statements.




                                                        NIAGARA CORPORATION

                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 1995 and 1996

                                                              Common stock
                                                       ------------------------                   Retained
                                                        Number of                  Additional     earnings
                                                          shares        Amount   paid-in capital  (deficit)        Total

------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                                2,925,001      $2,925      $12,524,073   $(1,344,423)      $11,182,575
Accretion to redemption value of common stock
  subject to possible redemption through
  August 16, 1995                                            -           -              -           (101,444)         (101,444)
Reclassification of common stock subject
  to possible redemption                                  574,999         575        3,036,223         -             3,036,798
Net income for the year                                      -           -              -            344,418           344,418
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              3,500,000       3,500       15,560,296    (1,101,449)       14,462,347
Shares issued                                             168,750         169             (169)        -                     -
Net income for the year                                      -           -              -          1,063,860         1,063,860
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                              3,668,750      $3,669      $15,560,127      $(37,589)      $15,526,207
------------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to condensed financial statements.

                                                        NIAGARA CORPORATION

                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                   STATEMENTS OF CASH FLOWS

Year ended December 31,                                                            1995            1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                     $344,418      $1,063,860
----------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash used in operating activities:
      Amortization                                                                   5,364          17,112
      Equity in net income of subsidiary                                          (535,946)     (1,314,218)
      Interest on U.S. Government securities in trust fund                        (507,473)              -
      Increase in other assets                                                    (123,100)       (158,537)
      Increase (decrease) in accrued expenses                                   (1,189,352)        238,792
-----------------------------------------------------------------------------------------------------------
                   TOTAL ADJUSTMENTS                                            (2,350,507)     (1,216,851)
-----------------------------------------------------------------------------------------------------------
                   NET CASH USED IN OPERATING ACTIVITIES                        (2,006,089)       (152,991)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of Niagara Cold Drawn, net of advances                          (11,979,080)              -
   Advances, Niagara Cold Drawn                                                          -        (619,200)
   Cumulative maturities of U.S. Government securities deposited in
      trust fund                                                                89,592,484               -
   Cumulative maturities of U.S. Government securities reinvested in
      trust fund                                                               (74,400,900)              -
-----------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) INVESTING ACTIV- ITIES         3,212,504        (619,200)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,206,415        (772,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       936,757       2,143,172
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $2,143,172      $1,370,981
-----------------------------------------------------------------------------------------------------------

                  See accompanying notes to condensed financial statements.


                                                        NIAGARA CORPORATION

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

    1.   STATEMENT OF ACCOUNTING       The accompanying condensed financial
         POLICY                        statements have been prepared by
                                       Niagara Corporation ("Niagara")
                                       pursuant to the rules and
                                       regulations of the Securities and
                                       Exchange Commission. Certain
                                       information and footnote disclosures
                                       normally included in financial
                                       statements prepared in accordance
                                       with generally accepted accounting
                                       principles have been condensed or
                                       omitted pursuant to these rules and
                                       regulations. It is, therefore,
                                       suggested that these condensed
                                       financial statements be read in
                                       conjunction with the consolidated
                                       financial statements and notes
                                       thereto.

    2.   RESTRICTIONS ON DISTRIBU-     Niagara's subsidiary, Niagara Cold
         TIONS                         Drawn Corp. ("Niagara Cold Drawn"),
                                       which was acquired on August 16,
                                       1995, has a revolving line of credit
                                       and term loan agreements with a bank
                                       which contain certain restrictions
                                       on the payment of dividends. Niagara
                                       is entitled, however, to receive
                                       management fees from Niagara Cold
                                       Drawn and, in the years ended
                                       December 31, 1995 and 1996, $168,750
                                       and $450,000, respectively, of such
                                       management fees were included as
                                       revenues in the accompanying
                                       condensed financial statements, but
                                       have been eliminated in the
                                       consolidated financial statements.

    3.   SUBSEQUENT EVENT              See Note 20 to the consolidated
                                       financial statements.



                               EXHIBIT INDEX

           +3.1       Registrant's Restated Certificate of Incorporation,
                      as amended on May 16, 1996.
           *3.2       Registrant's By-laws.
           *4.1       Form of Common Stock Certificate.
           *4.2       Form of Warrant Certificate.
          **4.3       Warrant Agreement between Continental Stock Transfer
                      & Trust Company and the Registrant.
          +10.1       Term Loan Agreement between Manufacturers and Traders
                      Trust Company and Niagara Cold Drawn Corp. dated
                      January 31, 1996.
          +10.2       Amended and Restated Revolving Credit Agreement
                      between Manufacturers and Traders Trust Company and
                      Niagara Cold Drawn Corp. dated January 31, 1996.
          +10.3       Stock Purchase Agreement by and among Niagara Cold
                      Drawn Corp. and the stockholders of Southwest Steel
                      Company, Inc. dated January 31, 1996.
         ++10.4       Form of Promissory Note made by Niagara Cold Drawn
                      Corp., dated January 31, 1996.
         ++10.5       Form of Guaranty made by the Registrant, dated
                      January 31, 1996.
         ++10.6       Amended and Restated Promissory Note made by
                      Southwest Steel Company, Inc. in favor of the Cohen
                      Family Revocable Trust, u/t/a dated June 15, 1988, in
                      the principal amount of $898,000, dated January 31,
                      1996.
         ++10.7       Guaranty, made by the Registrant in favor of the
                      Cohen Family Revocable Trust, u/t/a dated June 15,
                      1988, dated January 31, 1996.
        +++10.8       UPO Exchange Agreement by and among the Registrant
                      and GKN Securities Corp., Roger Gladstone, David M.
                      Nussbaum, Robert Gladstone, Richard Buonocore, Debra
                      L. Schondorf, Andrea B. Goldman, Ira S. Greenspan and
                      Barington Capital Corp., L.P.
       ++++10.9       International Metals Acquisition Corporation 1995
                      Stock Option Plan.
          10.10       First Amendment to the International Metals
                      Acquisition Corporation 1995 Stock Option Plan, dated
                      October 5, 1996.
             21       Subsidiaries of the Registrant.
             27       Financial Data Schedule.

--------------------------

+ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
+ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
+++ Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
++++ Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.