Form 10-Q
period 1997-03-31
NIAGARA CORP
filed 1997-05-05
CIK 710976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 1997
                       Commission File Number 0-22206

                            NIAGARA CORPORATION
           (Exact name of registrant as specified in its charter)

                                  Delaware
                      (State or other jurisdiction of
                       incorporation or organization)

                                 59-3182820
                              (I.R.S. Employer
                           Identification Number)

                             667 Madison Avenue
                          New York, New York 10021
                  (Address of principal executive office)

                               (212) 317-1000
                          (Registrant's telephone
                        number, including area code)

                                    N/A
      (Former name, former address and former fiscal year, if changed since last report.)

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

Number of shares of Common Stock outstanding at March 31, 1997

           Common Stock, $.001 par value          3,668,750
                  (Class)                     (Number of Shares)



NIAGARA CORPORATION


Index to March 31, 1997 Form 10-Q

                                                                     Page

Part I - Financial Information (Unaudited)

  Financial Statements (Unaudited):
           Niagara Corporation
                     Balance sheets................................    3
                     Statements of income..........................    4
                     Statement of stockholders' equity.............    5
                     Statements of cash flows......................    6
                     Notes to financial statements................. 7-10

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.....................................   11

Part II - Other Information........................................   13

Signatures.........................................................   16



                                                        Niagara Corporation
                                                           and Subsidiaries

                                                             Balance Sheets



                                                                             December 31,                    March 31,
                                                                                 1996                         1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                                              (unaudited)
Assets
Current:
    Cash and cash equivalents                                                $ 1,587,927                      $ 1,230,201
    Trade accounts receivable, net of allowance for doubtful accounts          5,952,896                       10,197,352
    Inventories                                                               14,446,473                       14,176,975
    Other current assets                                                         253,078                          258,204
--------------------------------------------------------------------------------------------------------------------------
             Total current assets                                             22,240,374                       25,862,733
Property, plant and equipment, net of accumulated depreciation                21,649,219                       21,693,300
Goodwill on acquisition, net of accumulated amortization                       2,543,294                        2,529,545
Other assets, net                                                                914,928                        1,096,487
--------------------------------------------------------------------------------------------------------------------------
                                                                             $47,347,815                      $51,182,064
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
    Trade accounts payable                                                   $ 4,109,731                     $  5,913,380
    Accrued expenses and compensation                                          4,169,691                        5,264,125
    Current maturities of long-term debt                                       1,662,039                        1,548,814
    Deferred income taxes                                                        211,000                          211,000
--------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                           10,152,461                       12,937,319
--------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                       18,075,147                       18,814,087
--------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                          3,594,000                        3,554,000
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, $.001 par value -
      shares authorized 500,000; none outstanding                                   -                                -
    Common stock, $.001 par value - shares
      authorized 15,000,000; outstanding 3,668,750                                 3,669                            3,669
    Additional paid-in capital                                                15,560,127                       15,560,127
    Retained earnings (deficit)                                                  (37,589)                         312,862
--------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                          15,526,207                       15,876,658
--------------------------------------------------------------------------------------------------------------------------
                                                                             $47,347,815                      $51,182,064
--------------------------------------------------------------------------------------------------------------------------

                                                    See accompanying notes to financial statements.



                                                        Niagara Corporation
                                                           and Subsidiaries

                                                       Statements of Income
                                                                (Unaudited)

Three months ended March 31,                              1996                        1997
--------------------------------------------------------------------------------------------------
Net sales                                              $18,803,737                 $21,184,880

Cost of products sold                                   16,053,892                  18,167,557
--------------------------------------------------------------------------------------------------
       Gross profit                                      2,749,845                   3,017,323

Operating expenses:

    Selling, general and administrative                  2,013,007                   2,078,745
--------------------------------------------------------------------------------------------------
          Income (loss) from operations                    736,838                     938,578

Other income (expense):

    Interest income                                         25,291                      14,481

    Interest expense                                     (298,008)                    (396,788)
--------------------------------------------------------------------------------------------------
          Income before taxes on income                    464,121                     556,271

Taxes on income                                            172,200                     205,820
--------------------------------------------------------------------------------------------------
Net income for the period                             $    291,921                $    350,451
--------------------------------------------------------------------------------------------------
Net income per share                                  $        .08                $        .10
--------------------------------------------------------------------------------------------------
Weighted average common shares outstanding               3,500,000                   3,668,750
--------------------------------------------------------------------------------------------------

                            See accompanying notes to financial statements.


                                                        Niagara Corporation
                                                           and Subsidiaries

                                          Statement of Stockholders' Equity
                                                                (Unaudited)


Period January 1, 1997 to March 31, 1997
                                                                                                     Retained
                                             Common stock                          Additional        earnings      Total
                                  ------------------------------------------     paid-in capital     (deficit)
                                    Number of shares        Amount
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997             3,668,750              $3,669                $15,560,127       $(37,589)   $15,526,207
Net income for the period                    -                   -                     -             350,451        350,451
----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997
                                     3,668,750              $3,669                $15,560,127        312,862    $15,876,658
----------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes to financial statements.



                                                        Niagara Corporation
                                                           and Subsidiaries

                                                   Statements of Cash Flows
                                                                (Unaudited)

Three months ended March 31,                                           1996               1997
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                     $  291,921         $   350,451
--------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
          Depreciation and amortization                               388,169             490,731
          Deferred income taxes                                        29,500             (40,000)
          Provision for doubtful accounts                              14,859              12,000
          Changes in assets and liabilities,
            net of effects from purchase
            of Southwest in 1996:
                Increase in accounts receivable                   (2,280,720)          (4,256,456)
                Decrease in inventories                            3,100,786              269,498
                Increase in other assets, net                       (212,980)            (193,246)
                Increase (Decrease) in trade
                  accounts payable and
                  accrued expenses                                  (717,624)           2,898,083
--------------------------------------------------------------------------------------------------
                      Total adjustments                              321,990             (819,390)
--------------------------------------------------------------------------------------------------
                      Net cash provided by (used
                        in) operating activities                     613,911             (468,939)
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition of Southwest, net of cash acquired               (3,004,999)                   -
    Acquisitions of fixed assets, net                            (1,133,979)             (514,502)
--------------------------------------------------------------------------------------------------
                      Net cash used in investing activities      (4,138,978)             (514,502)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net proceeds from financing                                   3,084,803               625,715
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (440,264)             (357,726)
Cash and cash equivalents, beginning of period                    2,186,897             1,587,927
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $1,746,633            $1,230,201
--------------------------------------------------------------------------------------------------

                            See accompanying notes to financial statements.




                                                        Niagara Corporation
                                                           and Subsidiaries

                          Notes to Financial Statements - Information as of
                                   March 31, 1997 and for the periods ended
                                      March 31, 1996 and 1997 is unaudited.


      1.   Basis of Presentation       The accompanying financial
                                       statements are unaudited; however,
                                       in the opinion of management, all
                                       adjustments necessary for a fair
                                       statement of financial position and
                                       results for the stated periods have
                                       been included. These adjustments
                                       are of a normal recurring nature.
                                       Selected information and footnote
                                       disclosures normally included in
                                       financial statements prepared in
                                       accordance with generally accepted
                                       accounting principles have been
                                       condensed or omitted. Results for
                                       interim periods are not necessarily
                                       indicative of the results to be
                                       expected for an entire fiscal year.
                                       It is suggested that these condensed
                                       financial statements be read in
                                       conjunction with the audited
                                       financial statements and notes
                                       thereto as of and for the year ended
                                       December 31, 1996.

      2.   Inventories                Inventories consisted of the following:



                                         December 31,          March 31,
                                             1996                1997
-------------------------------------------------------------------------
Raw materials                     $         6,302,827      $    5,383,166
Work-in-process                             1,252,278           1,016,332
Finished goods                              6,891,368           7,777,477
-------------------------------------------------------------------------
                                  $        14,446,473      $   14,176,975
-------------------------------------------------------------------------


                              Inventories are stated using the LIFO method.


      3.   Contingencies               On August 16, 1995, Niagara
                                       Corporation ("Niagara") acquired all
                                       of the issued and outstanding common
                                       and preferred stock of Niagara Cold
                                       Drawn Corp. ("Niagara Cold Drawn,"
                                       and together with Niagara, the
                                       "Company") for $10,744,045 in cash.
                                       In accordance with the purchase
                                       agreement for the acquisition of
                                       Niagara Cold Drawn, on August 16,
                                       1995, Niagara Cold Drawn's former
                                       majority stockholder, Adage, Inc.
                                       ("Adage"), paid $1,666,327 to
                                       certain senior management of Niagara
                                       Cold Drawn in satisfaction of such
                                       individuals' rights under their
                                       existing stock option and employment
                                       agreements. Niagara Cold Drawn
                                       treated this payment as a
                                       contribution of additional paid-in
                                       capital and compensation to
                                       management which is reflected as an
                                       employment expense deduction on
                                       Niagara Cold Drawn's financial
                                       statements for the period ended
                                       August 16, 1995. Pursuant to the
                                       purchase agreement, Niagara Cold
                                       Drawn is required to pay Adage an
                                       amount equal to Niagara Cold Drawn's
                                       Federal income taxes for the taxable
                                       period January 1, 1995 through
                                       August 16, 1995, computed as if
                                       Niagara Cold Drawn were not included
                                       in a consolidated Federal income tax
                                       return for such period. In
                                       determining such amount, Niagara
                                       Cold Drawn deducted from its income
                                       the payment made to senior
                                       management, thereby reducing the
                                       amount payable by Niagara Cold Drawn
                                       to Adage. Adage has disputed Niagara
                                       Cold Drawn's taking of this
                                       $1,666,327 deduction, the tax effect
                                       of which is approximately $567,000.
                                       The settlement of this matter is
                                       subject to binding arbitration by an
                                       independent accounting firm.

                                       On January 31, 1996, Niagara Cold
                                       Drawn entered into a stock pur-
                                       chase agreement with the
                                       stockholders of Southwest Steel
                                       Company, Inc. ("Southwest"),
                                       pursuant to which, and
                                       simultaneously therewith, Niagara
                                       Cold Drawn purchased all of the
                                       outstanding capital stock of
                                       Southwest for $1,920,000 in cash and
                                       $1,156,773 principal amount of
                                       Niagara Cold Drawn promissory notes
                                       guaranteed by Niagara. On May 8,
                                       1996, pursuant to the provisions of
                                       the Southwest stock purchase
                                       agreement, Niagara Cold Drawn
                                       asserted indemnification claims in
                                       the aggregate amount of
                                       approximately $1,300,000 against the
                                       former Southwest stockholders. On
                                       May 22, 1996, Niagara Cold Drawn
                                       brought an action against such
                                       stockholders relating to these
                                       claims. The defendants have denied
                                       liability in their answer.

                                       On January 17, 1997, Niagara Cold
                                       Drawn notified the former South-
                                       west stockholders that in light of
                                       the ongoing claim for
                                       indemnification, Niagara Cold Drawn
                                       was asserting its common law right
                                       of offset and would not be making
                                       principal and interest payments
                                       (otherwise due on January 31, 1997)
                                       under the terms of the promissory
                                       notes issued to such individuals in
                                       connection with the acquisition.

                                       Niagara Cold Drawn is subject to
                                       Federal, state and local environmen-
                                       tal laws and regulations concerning,
                                       among other matters, water emis-
                                       sions and waste disposal. Management
                                       believes that Niagara Cold Drawn
                                       currently is in material compliance
                                       with all applicable environmental
                                       laws and regulations.

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

      4.  Subsequent Events            On April 18, 1997,
                                       Niagara and Niagara Cold Drawn
                                       entered into a stock purchase
                                       agreement with Quanex Corporation
                                       pursuant to which, and at a closing
                                       occurring simultaneously therewith,
                                       Niagara Cold Drawn purchased from
                                       Quanex all of the outstanding shares
                                       of capital stock of LaSalle Steel
                                       Company ("LaSalle").

                                       Pursuant to the LaSalle stock
                                       purchase agreement and in
                                       consideration for the sale of the
                                       LaSalle shares (i) Niagara Cold
                                       Drawn delivered to Quanex
                                       $65,500,000 in cash and (ii) Quanex
                                       or Niagara Cold Drawn, as the case
                                       may be, will pay the other an amount
                                       based on changes in LaSalle's
                                       stockholder's equity between October
                                       31, 1996 and March 31, 1997. The
                                       LaSalle stock purchase agreement
                                       also provides that Quanex or Niagara
                                       Cold Drawn, as the case may be, will
                                       pay the other an amount based on
                                       cash activity in the intercompany
                                       account between Quanex and LaSalle
                                       from April 1, 1997 through April 18,
                                       1997.

                                       The acquisition of LaSalle was
                                       financed pursuant to (i) a revolving
                                       credit and term loan agreement with
                                       Niagara Cold Drawn and LaSalle
                                       (guaranteed by Niagara) providing
                                       for a $40,000,000 term loan a
                                       $50,000,000 revolving credit
                                       facility (in connection with which
                                       Niagara Cold Drawn terminated its
                                       existing credit agreements and
                                       discharged its indebtedness
                                       thereunder) and (ii) note and stock
                                       purchase agreements providing for
                                       the issuance and sale of an
                                       aggregate of 285,715 shares of
                                       Niagara common stock and $20,000,000
                                       aggregate principal amount of 12.5%
                                       senior subordinated notes of Niagara
                                       Cold Drawn due April 18, 2005.

                                       Costs relating to this acquisition
                                       totaled approximately $291,000 at
                                       March 31, 1997, and have been
                                       deferred and included in other
                                       assets.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Niagara was organized on April 27, 1993 with the objective of acquiring an operating business engaged in the metals processing and distribution industry or metals-related manufacturing industry. On June 1, 1995, Niagara entered into a stock purchase agreement with the stockholders of Niagara Cold Drawn, a manufacturer of cold drawn steel bars, providing for the purchase by Niagara of all outstanding shares of common and preferred stock of Niagara Cold Drawn for $10,744,045 in cash. This acquisition was consummated on August 16, 1995.

           On January 31, 1996, Niagara Cold Drawn entered into a stock purchase agreement with the stockholders of Southwest, a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, Niagara Cold Drawn purchased all outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara Cold Drawn promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara Cold Drawn discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness. On November 1, 1996, Southwest was merged into Niagara Cold Drawn.

           On April 18, 1997, Niagara and Niagara Cold Drawn entered into a stock purchase agreement with Quanex Corporation pursuant to which, and at a closing occurring simultaneously therewith, Niagara Cold Drawn purchased from Quanex all of the outstanding shares of capital stock of LaSalle, a manufacturer of cold drawn and chrome-plated steel bars.

           Pursuant to the LaSalle stock purchase agreement and in consideration for the sale of the LaSalle shares, (i) Niagara Cold Drawn delivered to Quanex $65,500,000 in cash and (ii) Quanex or Niagara Cold Drawn, as the case may be, will pay the other an amount based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31,
1997. The LaSalle stock purchase agreement also provides that Quanex or Niagara Cold Drawn, as the case may be, will pay the other an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

           Through March 31, 1997, Niagara was engaged in substantive commercial activity only through its wholly owned subsidiary, Niagara Cold Drawn, and the following comparison of results of operations relates solely to Niagara Cold Drawn's operations. Such results include the results of operations of Southwest since February 1, 1996 and do not include the results of operations of LaSalle.

           THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH MARCH 31, 1996

           Net sales for the three months ended March 31, 1997 were $21,184,880, representing an increase of $2,381,143, or 12.6%, over the same period in 1996. This increase resulted primarily from the inclusion of Southwest's sales for the entire quarter in 1997 versus two months in 1996.

           Cost of sales for the three months ended March 31, 1997 increased by $2,113,665 to $18,167,557, representing an increase of 13.2% over the same period in 1996. This increase was primarily caused by the growth in sales. Gross margins for the first quarter of 1997 decreased approximately .4% due to lower selling prices.

           Selling, general and administrative expenses (net of freight and step-up amortization) for the three months ended March 31, 1997 decreased by approximately $117,000 to approximately $1,340,000, or 6.3% of sales compared to 7.7% of sales, for the same period in 1996. This decrease was primarily due to the consolidation of administrative and selling functions following the merger of Southwest into Niagara Cold Drawn.

           Net interest expense for the three months ended March 31, 1997 increased $109,580 to $382,307, due primarily to the inclusion of interest on loans associated with the Southwest acquisition for an entire quarter in 1997 versus two months in 1996.

           Net income for the three months ended March 31, 1997 was $350,451, an increase of $58,530, or approximately 20%, compared to the three months ended March 31, 1996.

           LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1997, the Company had $1,230,201 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

           Niagara Cold Drawn's principal long-term liquidity requirement has been and is expected to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 1997 totaled approximately $514,500 compared to approximately $1,134,000 for the same period in 1996.

           At March 31, 1997, Niagara Cold Drawn had credit facilities (the "Credit Facilities") with Manufacturers and Traders Trust Company ("M&T") consisting of: (i) a $12,000,000 term loan facility (the "Term Loan Facility") and (ii) a $14,000,000 revolving credit facility (the "Revolving Credit Facility"). The Credit Facilities were guaranteed by Niagara, secured by substantially all of the assets of Niagara Cold Drawn and carried restrictions on, among other things, capital expenditures, dividends and changes in control of Niagara Cold Drawn, and required minimum levels of net worth through maturity. At March 31, 1997, Niagara Cold Drawn was in compliance with these provisions.

           The Term Loan Facility provided for the payment of (i) interest in monthly installments from March 1, 1996 through February 1, 1997 and
(ii) principal and interest in monthly installments from March 1, 1997 through February 1, 2003. The interest rate was fixed at 7.49% for the first two years and thereafter were to be periodically adjusted to 2.5% above the average yield on certain United States Treasury obligations. Loans made pursuant to the Revolving Credit Facility were secured by, and based on, a percentage of eligible accounts receivable and inventory, and mature on January 31, 1999. The interest rate on each loan is 2.5% above the applicable LIBOR rate. Monthly interest payments commenced on March 1, 1996. At March 31, 1997, Niagara Cold Drawn had borrowed $5,930,360 under the Revolving Credit Facility and had $8,069,640 in available credit thereunder. Working capital of the Company at March 31, 1997 was $12,925,414 as compared to $12,087,913 on December 31, 1996.

           The acquisition of LaSalle was financed pursuant to (i) a revolving credit and term loan agreement (the "New Credit Agreement") with Niagara Cold Drawn and LaSalle (guaranteed by Niagara) providing for a $40,000,000 term loan and a $50,000,000 revolving credit facility (in connection with which Niagara Cold Drawn terminated the Credit Facilities and discharged its indebtedness thereunder) and (ii) note and stock purchase agreements providing for the issuance and sale of an aggregate of 285,715 shares of Niagara common stock and $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara Cold Drawn due April 18, 2005. At the closing of the acquisition of LaSalle, Niagara Cold Drawn borrowed approximately $86,250,000 under the New Credit Agreement and had approximately $23,750,000 in available credit thereunder.


                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in  Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 10-Q

           (a) Exhibits

       +3.1     Registrant's Restated Certificate of Incorporation, as
                amended on May 16, 1996.
       *3.2     Registrant's By-laws.
       *4.1     Form of Common Stock Certificate.
       *4.2     Form of Warrant Certificate.
      **4.3     Warrant Agreement between Continental Stock Transfer &
                Trust Company and the Registrant.
     ++++++4.4  Revolving Credit and Term Loan Agreement, dated as of April
                18, 1997, by and among Niagara Cold Drawn Corp., LaSalle
                Steel Company, Manufacturers and Traders Trust Company
                (individually and as Agent), CIBC Inc. and National City
                Bank.
     ++++++4.5  Form of Note and Stock Purchase Agreement, dated as of
                April 18, 1997, by and among the Registrant, Niagara Cold
                Drawn Corp., LaSalle Steel Company and each of The
                Prudential Insurance Company of America, The Equitable Life
                Assurance Society of the United States and United States
                Fidelity and Guaranty Company.
     ++++++4.6  Stockholders Agreement, dated as of April 18, 1997, among the Registrant, Niagara Cold Drawn Corp., Michael J.
                Scharf, The Prudential Insurance Company of America, The
                Equitable Life Assurance Society of the United States and
                United States Fidelity and Guaranty Company.
      +10.1     Term Loan Agreement between Manufacturers and Traders Trust
                Company and Niagara Cold Drawn Corp. dated January 31,
                1996.
      +10.2     Amended and Restated Revolving Credit Agreement between
                Manufacturers and Traders Trust Company and Niagara Cold
                Drawn Corp. dated January 31, 1996.
      +10.3     Stock Purchase Agreement by and among Niagara Cold Drawn
                Corp. and the stockholders of Southwest Steel Company, Inc.
                dated January 31, 1996.
     ++10.4     Form of Promissory Note made by Niagara Cold Drawn Corp.,
                dated January 31, 1996.
     ++10.5     Form of Guaranty made by the Registrant, dated January 31,
                1996.
     ++10.6     Amended and Restated Promissory Note made by Southwest
                Steel Company, Inc. in favor of the Cohen Family Revocable
                Trust, u/t/a dated June 15, 1988, in the principal amount
                of $898,000, dated January 31, 1996.
     ++10.7     Guaranty, made by the Registrant in favor of the Cohen
                Family Revocable Trust, u/t/a dated June 15, 1988, dated
                January 31, 1996.
    +++10.8     UPO Exchange Agreement by and among the Registrant and GKN
                Securities Corp., Roger Gladstone, David M. Nussbaum,
                Robert Gladstone, Richard Buonocore, Debra L. Schondorf,
                Andrea B. Goldman, Ira S. Greenspan and Barington Capital
                Corp., L.P.
   ++++10.9     International Metals Acquisition Corporation 1995 Stock
                Option Plan.
    ++++10.10   First Amendment to the International Metals Acquisition
                Corporation 1995 Stock Option Plan, dated October 5, 1996.
   ++++++10.11  Stock Purchase Agreement, dated April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp. and Quanex
                Corporation.
         27     Financial Data Schedule.

--------------------------

     + Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
     + Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    ++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   +++ Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
  ++++ Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
    ++++ Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
   ++++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.


           (b) Reports on Form 8-K

           The Registrant filed its Report on Form 8-K, dated January 29, 1997, reporting the execution of a letter of intent with Quanex Corporation and LaSalle under Items 5 and 7.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 2, 1997                NIAGARA CORPORATION
                                     (Registrant)




                                  /s/ Gilbert D. Scharf
                                  Gilbert D. Scharf, Vice President




Date:  May 2, 1997                /s/ Gilbert D. Scharf
                                  Gilbert D. Scharf, Principal
                                  Accounting Officer