Form 10-Q
period 1997-06-30
NIAGARA CORP
filed 1997-08-08
CIK 710976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997
                        Commission File Number 0-22206

                              NIAGARA CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 59-3182820
    ------------------------------               ----------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)               Identification Number)

                              667 Madison Avenue
                           New York, New York 10021
                     --------------------------------------
                    (Address of principal executive office)

                                (212) 317-1000
                         ---------------------------
                            (Registrant's telephone
                         number, including area code)

                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES      X                                  NO______
             ------

Number of shares of Common Stock outstanding at June 30, 1997

   Common Stock, $.001 par value                     3,954,465
   -----------------------------                 -----------------
            (Class)                             (Number of Shares)



NIAGARA CORPORATION

INDEX TO JUNE 30, 1997 FORM 10-Q

---------------------------------------------------------------------------


                                                                       PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

  FINANCIAL STATEMENTS (UNAUDITED):
        NIAGARA CORPORATION
               BALANCE SHEETS.......................................      3
               STATEMENTS OF INCOME.................................    4-5
               STATEMENT OF STOCKHOLDERS' EQUITY....................      6
               STATEMENTS OF CASH FLOWS.............................      7
               NOTES TO FINANCIAL STATEMENTS........................   8-12

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS......................................  13-16

PART II - OTHER INFORMATION.........................................     17

SIGNATURES..........................................................     21





                                                                          NIAGARA CORPORATION
                                                                             AND SUBSIDIARIES
                                                                               BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                        December 31,                June 30,
                                                                            1996 (a)                1997 (b)
------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
ASSETS
CURRENT:
   Cash and cash equivalents                                            $  1,587,927          $    3,828,135
   Trade accounts receivable, net of allowance for doubtful accounts       5,952,896              27,543,946
   Inventories                                                            14,446,473              38,768,009
   Other current assets                                                      253,078                 499,668
------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                             22,240,374              70,639,758
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION            21,649,219              91,227,403
INTANGIBLE ASSETS                                                          2,543,294              12,232,095
OTHER ASSETS, NET                                                            914,928               2,087,321
------------------------------------------------------------------------------------------------------------
                                                                        $ 47,347,815           $ 176,186,577
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Trade accounts payable                                               $  4,109,731           $  26,041,173
   Accrued expenses and other current                                      4,380,691              16,060,823
   Current maturities of long-term debt                                    1,662,039               1,139,491
------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                          10,152,461              43,241,487
------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                   18,075,147              83,277,692
------------------------------------------------------------------------------------------------------------
DEFERRED POST RETIREMENT AND PENSION                                                              27,919,848
------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                      3,594,000               3,514,000
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value - shares authorized 500,000;
       none outstanding                                                           -                        -
   Common stock, $.001 par value - shares authorized 15,000,000;
      outstanding 3,668,750 and 3,954,465                                      3,669                   3,955
   Additional paid-in capital                                             15,560,127              16,881,273
   Retained earnings (deficit)                                              (37,589)               1,348,322
----------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                         15,526,207              18,233,550
----------------------------------------------------------------------------------------------------------------
                                                                        $ 47,347,815           $ 176,186,577
----------------------------------------------------------------------------------------------------------------

(a) Includes the balance sheets of Niagara Corporation and Niagara Cold Drawn Corp.

(b) Includes the balance sheets of Niagara Corporation, Niagara Cold Drawn Corp. and LaSalle Steel Company.

             See accompanying notes to financial statements.




                                                      NIAGARA CORPORATION
                                                         AND SUBSIDIARIES
                                                     STATEMENTS OF INCOME
                                                              (UNAUDITED)
----------------------------------------------------------------------------
Three months ended June 30,                       1996 (a)          1997 (b)
----------------------------------------------------------------------------
NET SALES                                    $  21,618,202     $  69,397,329
COST OF PRODUCTS SOLD                           18,579,650        59,468,687
----------------------------------------------------------------------------
     GROSS PROFIT                                3,038,552         9,928,642
OPERATING EXPENSES:
   Selling, general and administrative           2,173,658         6,492,529
----------------------------------------------------------------------------
       INCOME FROM OPERATIONS                      864,894         3,436,113
OTHER INCOME (EXPENSE):
   Interest income                                  19,281            11,990
   Interest expense                              (338,197)       (1,750,031)
----------------------------------------------------------------------------
       INCOME BEFORE TAXES ON INCOME               545,978         1,698,072
TAXES ON INCOME                                    197,000           662,612
----------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                    $     348,978     $   1,035,460
----------------------------------------------------------------------------
NET INCOME PER SHARE                         $         .10     $         .27
----------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       3,668,750         3,901,090
----------------------------------------------------------------------------

(a) Includes the results of Niagara Corporation, Niagara Cold Drawn Corp. and Southwest Steel Company, Inc. from April 1, 1996. On November 1, 1996, Southwest Steel Company, Inc. was merged into Niagara Cold Drawn Corp.

(b) Includes the results of Niagara Corporation, Niagara Cold Drawn Corp. and LaSalle Steel Company from April 1, 1997.

                             See accompanying notes to financial statements.



                                                      NIAGARA CORPORATION
                                                         AND SUBSIDIARIES
                                                     STATEMENTS OF INCOME
                                                              (UNAUDITED)
-------------------------------------------------------------------------
Six months ended June 30,                         1996 (a)       1997 (b)
-------------------------------------------------------------------------
NET SALES                                     $ 40,421,929   $ 90,582,209
COST OF PRODUCTS SOLD                           34,633,352     77,636,244
-------------------------------------------------------------------------
     GROSS PROFIT                                5,788,397     12,945,965
OPERATING EXPENSES:
   Selling, general and administrative           4,186,558      8,571,274
-------------------------------------------------------------------------
       INCOME FROM OPERATIONS                    1,601,839      4,374,691
OTHER INCOME (EXPENSE):
   Interest income                                  44,572         26,471
   Interest expense                              (636,197)    (2,146,819)
-------------------------------------------------------------------------
       INCOME BEFORE TAXES ON INCOME             1,010,214      2,254,343
TAXES ON INCOME                                    364,000        868,432
-------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                      $   646,214   $  1,385,911
-------------------------------------------------------------------------
NET INCOME PER SHARE                           $       .18   $        .37
-------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       3,668,750      3,785,562
-------------------------------------------------------------------------

(a) Includes the results of Niagara Corporation and Niagara Cold Drawn Corp. from January 1, 1996 and the results of Southwest Steel Company, Inc. from February 1, 1996.

(b) Includes the results of Niagara Corporation and Niagara Cold Drawn
    Corp. from January 1, 1997 and the results of LaSalle Steel Company from April 1, 1997.

                            See accompanying notes to financial statements.


                                                                                                        NIAGARA CORPORATION
                                                                                                           AND SUBSIDIARIES
                                                                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
Period January 1, 1997 to June 30, 1997
---------------------------------------------------------------------------------------------------------------------------

                                            Common Stock
                                    -----------------------------
                                       Number of                      Additional paid-in  Retained earnings
                                        shares         Amount              capital           (deficit)               Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                 3,668,750        $3,669         $15,560,127      $   (37,589)         $ 15,526,207
Shares issued (a)                          285,715           286           1,321,146                -             1,321,432
Net income for the period                        -             -                   -         1,385,911            1,385,911
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                   3,954,465        $3,955         $16,881,273      $  1,348,322         $ 18,233,550
---------------------------------------------------------------------------------------------------------------------------

(a) On April 18, 1997, Niagara Corporation issued 285,715 shares of common stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle Steel Company. (See note 1)

                         See accompanying notes to financial statements.



                                                                           NIAGARA CORPORATION
                                                                              AND SUBSIDIARIES
                                                                      STATEMENTS OF CASH FLOWS
                                                                                   (UNAUDITED)
---------------------------------------------------------------------------------------------------
Six months ended June 30,                                              1996 (a)            1997 (b)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  646,214         $ 1,385,911
---------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                    847,736           2,304,092
       Deferred income taxes                                           (112,000)             80,000
       Provision for doubtful accounts                                   37,000              40,903
       Changes in assets and liabilities, net of effect
         from purchase of Southwest in 1996 and LaSalle
         in 1997:
           Increase in accounts receivable                           (1,403,136)         (2,601,675)
           Decrease (increase) in inventories                         3,643,111             (63,092)
           Increase in other current assets                             (93,781)           (125,598)
           Increase (decrease) in other assets, net                    (305,392)            337,401
           Increase (decrease) in trade accounts payable
              and accrued expenses                                     (182,918)          5,349,038
----------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                     2,430,620           5,321,069
----------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                3,076,834           6,706,980
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Southwest, net of cash acquired                    (3,004,999)                  -
   Acquisition of LaSalle, net of cash acquired                              -          (67,240,635)
   Acquisitions of fixed assets, net                                 (2,422,091)         (1,362,269)
----------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                (5,429,090)        (68,602,904)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from financing                                        1,630,574          65,701,213
   Financing fees                                                                        (1,565,081)
----------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITY                                  64,136,132
----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (719,682)          2,240,208
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,186,897           1,587,927
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,467,215         $ 3,828,135
----------------------------------------------------------------------------------------------------

(a) Includes the cash flows of Niagara Corporation and Niagara Cold Drawn Corp. from January 1, 1996 and the cash flows of Southwest Steel Company, Inc. from February 1, 1996.

(b) Includes the cash flows of Niagara Corporation and Niagara Cold Drawn Corp. from January 1, 1997 and the cash flows of LaSalle Steel Company from April 1, 1997.

                             See accompanying notes to financial statements.



                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                      JUNE 30, 1997 AND FOR THE PERIODS ENDED
                                         JUNE 30, 1996 AND 1997 IS UNAUDITED.

----------------------------------------------------------------------------




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

2.   ACQUISITION OF LASALLE   On April 18,  1997,  Niagara  Corporation
                              ("Niagara") and Niagara Cold Drawn Corp
                              ("Niagara Cold Drawn") entered into a stock purchase agreement with Quanex Corporation
                              ("Quanex"), pursuant to which, and at a
                              closing occurring simultaneously therewith,
                              Niagara Cold Drawn purchased from Quanex all of the outstanding shares of capital stock of LaSalle Steel Company ("LaSalle").
                              Pursuant to the LaSalle stock purchase
                              agreement and in consideration for the sale of the LaSalle shares (i) Niagara Cold
                              Drawn paid Quanex $65,500,000 in cash at the closing and (ii) Quanex or Niagara Cold
                              Drawn, as the case may be, will pay the
                              other an amount based on changes in
                              LaSalle's stockholder's equity between
                              October 31, 1996 and March 31, 1997. The
                              LaSalle stock purchase agreement also
                              provides that Quanex or Niagara Cold Drawn, as the case may be, pay the other an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

                              The acquisition was accounted for as a
                              purchase and the financial statements
                              include the results of LaSalle from April
                              1, 1997. The transaction purchase price
                              including acquisition costs and other
                              estimated liabilities at acquisition date was approximately $70,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000, and based on an appraisal, the excess was primarily allocated to property, plant and equipment.

                              The acquisition of LaSalle and the
                              refinancing of existing Niagara Cold Drawn indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara Cold Drawn and LaSalle (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 term loan and
                              (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara Cold Drawn due April 18, 2005. In connection with the subordinated debt portion of this financing, the purchasers of these notes were issued 285,715 shares of Niagara common stock.

                              Pro forma results of operations, assuming the acquisition had occurred on January 1, 1996, are unaudited and detailed below. Pro forma adjustments primarily include additional depreciation and amortization on excess purchase price allocated to property, plant, equipment and intangible assets, additional interest expense related to debt incurred for the acquisition, and estimated salary reductions resulting from the elimination of overlapping job functions.

                              This pro forma data does not purport to be indicative of the results which actually would have been obtained had such transactions been completed as of the assumed dates or of the results which may be obtained in the future.

                      SIX MONTHS ENDED       June 30, 1996  June 30, 1997
                      ---------------------------------------------------
                      NET SALES              $126,095,929   $134,831,209
                      NET INCOME             $  1,596,152   $  1,567,545
                      NET INCOME PER SHARE   $        .40   $        .40
                      ---------------------------------------------------



3.   INVENTORIES                    Inventories consisted of the following:

                                             December 31,           June 30,
                                                1996                 1997
                      ------------------------------------------------------
                      Raw materials          $6,302,827          $18,468,743
                      Work-in-process         1,252,278            6,494,761
                      Finished goods          6,891,368           13,592,454
                      ------------------------------------------------------
                                            $14,446,473          $38,768,009
                      ------------------------------------------------------


                      Inventories are stated using the LIFO method.


4.   CONTINGENCIES           On  January  31,  1996,  Niagara  Cold Drawn
                              entered into a stock purchase agreement
                              with the stockholders of Southwest Steel
                              Company, Inc. ("Southwest"), pursuant to which, and simultaneously therewith, Niagara Cold Drawn purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara Cold Drawn promissory
                              notes guaranteed by Niagara. On May 8,
                              1996, pursuant to the provisions of the
                              Southwest stock purchase agreement, Niagara
                              Cold Drawn asserted indemnification claims in the aggregate amount of approximately $1,300,000 against the former Southwest stockholders. On May 22, 1996, Niagara Cold Drawn brought an action against such stockholders relating to these claims. The defendants have denied liability in their answer. On January 17, 1997, Niagara Cold Drawn notified the former Southwest stockholders that in light of the ongoing claim for indemnification, Niagara Cold Drawn was asserting its common law right of offset and would not be making principal and interest payments (the first of which was due on January 31, 1997) under the terms of the promissory notes issued to such individuals in connection with the acquisition.

                              Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), LaSalle may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations LaSalle owns or operates or at which it arranged for disposal of such materials. The costs are largely covered by insurance, in certain cases LaSalle is classified as a de minimis contributor and a reserve has been established for these matters which management believes is adequate. Niagara believes any settlement of these matters will not have a material adverse effect on its financial position.

                              Niagara Cold Drawn and LaSalle are also
                              subject to federal, state and local
                              environmental laws and regulations
                              concerning, among other matters, water
                              emissions and waste disposal. Management believes that both companies currently are in material compliance with all applicable environmental laws and regulations.

                              Under Niagara Cold Drawn's insurance
                              programs, coverage is obtained for
                              catastrophic exposures as well as those
                              risks required to be insured by law or
                              contract. It is the policy of Niagara Cold
                              Drawn to retain a portion of certain
                              expected losses related primarily to
                              workers' compensation, physical loss to
                              property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara Cold Drawn's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

5.   SUBSEQUENT EVENTS        Pursuant  to the LaSalle  stock  purchase
                              agreement, Quanex or Niagara Cold Drawn, as the case may be, will pay the other an amount based on changes in LaSalle's stockholder's equity between October 31,
                              1996 and March 31, 1997. On July 2, 1997,
                              Niagara and Niagara Cold Drawn submitted to
                              Quanex a statement disputing the amounts reflected on the balance sheet of LaSalle as of March 31, 1997 for inventory reserves, doubtful account allowances and certain accrued expenses and reserves, in the aggregate amount of $2,136,584. Any dispute between Niagara and Quanex concerning such financial statements is subject to binding arbitration by an independent accounting firm. There is no assurance that these disputed items will be resolved in favor of Niagara and Niagara
                              Cold Drawn.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Niagara was organized in April of 1993. With the acquisition of Niagara Cold Drawn in August 1995, Niagara entered the cold finished steel bar industry. With plants in Buffalo, New York and Chattanooga, Tennessee, Niagara Cold Drawn had an established position in the northeast and southeast regions of the United States cold finished steel bar market.

        In January 1996, Niagara Cold Drawn acquired Southwest. During 1996, Southwest completed construction of a new plant outside of Dallas, Texas and closed existing facilities in Tulsa, Oklahoma. With this acquisition, Niagara gained an established position in the southwest region of the United States because Southwest was the leading cold finished steel bar producer servicing that area.

        In April 1997, Niagara Cold Drawn completed its acquisition of LaSalle, which has plants in Hammond and Griffith, Indiana. This acquisition gave Niagara Cold Drawn a strong market position in the midwest region of the United States and broadened Niagara Cold Drawn's product range by adding thermal treated and chrome plated bars to its product range.

        After the acquisition of LaSalle, Niagara became the largest independent producer of cold finished steel bars in the United States. The geographic position of Niagara's plants create competitive advantages because of freight savings and the ability to supply efficiently multiple locations of steel service center companies.

        THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH JUNE 30, 1996

        Net sales for the three months ended June 30, 1997 were $69,397,239, representing an increase of $47,779,127, or 221%, over the same period in 1996. This increase resulted primarily from the acquisition of LaSalle.

        Cost of sales for the three months ended June 30, 1997 increased by $40,889,037 to $59,468,687, representing an increase of 220% over the same period in 1996. This increase was primarily attributable to the increase in sales. Gross margins for the second quarter of 1997 were unchanged.

        Selling, general and administrative expenses for the three months ended June 30, 1997 increased by $4,318,871 to $6,492,529, or 9.4% of sales, compared to 10.1% of sales for the same period in 1996. This dollar increase was due to the increased sales and the decline as a percentage of sales was caused by the consolidation of the LaSalle and Niagara Cold Drawn sales forces and other personnel reductions at LaSalle.

        Net interest expense for the three months ended June 30, 1997 increased $1,419,125 to $1,738,041, due primarily to the increased level of debt incurred in connection with the acquisition of LaSalle.

        Net income for the three months ended June 30, 1997 was $1,035,460, an increase of $686,482, or approximately 197%, as compared to the net income for the three months ended June 30, 1996. Of this increase, 154% was attributable to the acquisition of LaSalle and 43% was attributable to pre-existing operations.

        SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH JUNE 30, 1996

        Net sales for the six months ended June 30, 1997 were $90,582,209, representing an increase of $50,160,280, or 124%, over the same period in 1996. This increase resulted primarily from the acquisition of LaSalle

        Cost of sales for the six months ended June 30, 1997 increased by $43,002,892 to $77,636,244, representing an increase of 124% over the same period in 1996. This increase was primarily attributable to the increase in sales. Gross margins for the first half of 1997 were unchanged from those in 1996.

        Selling, general and administrative expenses for the six months ended June 30, 1997 increased by $4,384,716 to $8,571,274, or 9.5% of sales, compared to 10.4% of sales for the same period in 1996. This increase was primarily due to the increased sales, and the decline as a percentage of sales was caused by the consolidation of the LaSalle and Niagara Cold Drawn sales forces and other personnel reductions at LaSalle.

        Net interest expense for the six months ended June 30, 1997 increased $1,528,723 to $2,120,348, due primarily to the increased level of debt incurred in connection with the acquisition of LaSalle.

        Net income for the six months ended June 30, 1997 was $1,385,911, an increase of $739,697, or approximately 115%, over the net income for the six months ended June 30, 1996. Of this increase, 154% was attributable to the acquisition of LaSalle and 43% was attributable to pre-existing operations.

       LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, Niagara had a $3,828,135 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

        Niagara's principal long-term liquidity requirement has been and is expected to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 1997 totaled approximately $1,360,000 compared to approximately $2,422,000 for the same period in 1996.

        On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara Cold Drawn and LaSalle entered into a revolving credit and term loan agreement (the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc. and National City Bank. The Credit Agreement provides for a $50,000,000 revolving credit facility and a $40,000,000 term loan. The obligations of Niagara Cold Drawn and LaSalle under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara Cold Drawn and LaSalle. In addition, all of the outstanding capital stock of Niagara Cold Drawn and LaSalle was pledged to M&T, as Agent. In connection with the execution of the Credit Agreement, Niagara Cold Drawn terminated its previously existing term loan and revolving credit agreements with M&T.

        Principal of the term loan under the Credit Agreement amortizes in monthly installments commencing on November 1, 1997 and ending on April 1, 2004. The principal repayment installments on the term loan escalate throughout the term of such loan. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara Cold Drawn from time to time) plus 285 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement will be based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2000. Interest on such loans is payable in monthly installments and will be either 250 basis points above the LIBOR rate (for a period specified by Niagara Cold Drawn from time to time) or M&T's prime rate plus 25 basis points.

        Note and stock purchase agreements were entered into on April 18, 1997, by and among Niagara, Niagara Cold Drawn, LaSalle and, respectively, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company (collectively, the "Note and Stock Purchase Agreements") providing for, among other things, the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara Cold Drawn due April 18, 2005 (the "Notes"). In connection with this financing, the purchasers of the Notes were issued 285,715 shares of Niagara common stock.

        The Note and Stock Purchase Agreements also provide for the payment of interest on the outstanding principal amount of the Notes on each April 18 and October 18 until such principal has been paid in full. Niagara Cold Drawn may at any time on or after August 13, 2000 prepay all or part of the amount owing under the Notes at amounts ranging from 112.5% to 100% of the outstanding principal amount. Niagara Cold Drawn is obligated to prepay the Notes at 107% of the outstanding principal amount with the net proceeds from any exercise of Niagara's warrants.

        The Credit Agreement and the Note and Stock Purchase Agreements carry restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara and Niagara Cold Drawn, and require minimum levels of net worth through maturity. Also included in these agreements are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara was in compliance with all of these requirements as of June 30, 1997.

        At June 30, 1997, Niagara Cold Drawn had borrowed $23,000,000 under its revolving credit facility and had $25,419,000 in available credit thereunder. Working capital of Niagara and its subsidiaries at June 30, 1997 was $27,398,271 as compared to $12,087,913 on December 31,
1996.


                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Under applicable state and federal laws, including CERCLA, LaSalle may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by LaSalle or at locations owned or operated by third parties where LaSalle, or a company from which LaSalle acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to three such third-party sites. Niagara believes that, in two cases, the volumes of waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In the third case, LaSalle has received an insurance settlement in an amount that exceeds the financial contribution it has been required to make to date. Because liability under CERCLA and analogous state laws is generally joint and several and because further remediation work may be required at these sites, LaSalle may be required to contribute addi-tional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, Niagara does not believe that its share of additional costs will have a material adverse effect on its business or financial position.

ITEM 2. CHANGES IN  SECURITIES

        In connection with the acquisition of LaSalle and the refinancing of existing Niagara Cold Drawn indebtedness, Niagara, Niagara Cold Drawn and LaSalle entered into the Note and Stock Purchase Agreements with, respectively, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company (collectively, the "Purchasers"). The Note and Stock Purchase Agreements provided, among other things, for the issuance on April 18, 1997 of 285,715 shares (the "Shares") of Niagara common stock to the Purchasers, which Shares were valued at $4.625 per Share, the then market price, or $1,321,432 in the aggregate. The sale of the Shares was exempt from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. CIBC Wood Gundy Securities Corp. ("CIBC") served as placement agent in connection with the issuance of the Shares and the Notes. Niagara and Niagara Cold Drawn paid CIBC $790,081 in fees and expenses as consideration for such services. The Note and Stock Purchase Agreements carry certain restrictions on Niagara and Niagara Cold Drawn. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

        In connection with the execution of the Note and Stock Purchase Agreements, Niagara, Niagara Cold Drawn, Michael Scharf and each of the Purchasers entered into a Stockholders Agreement dated as of April 18, 1997 (the "Stockholders Agreement"). The Stockholders Agreement provides, among other things, for restrictions on the transfer of, and registration rights with respect to, the Shares, as well as drag-along and tag-along rights in connection with certain transactions effected by Mr. Scharf or certain trusts of which he is a trustee.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        (a) An Annual Meeting of Niagara Stockholders was held on May 29, 1997.

        (b) Michael J. Scharf, Gilbert D. Scharf, Gerald L. Cohn and Andrew R. Heyer were re-elected as directors of Niagara.

        (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Gerald L. Cohn and Andrew R. Heyer to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 3,345,218 for and 3,000 withheld in connection with each of the four nominees and (ii) the ratification and approval of the appointment of BDO Seidman LLP as independent accountants for 1997, the vote as to which was 3,346,018 for, 2,000 against and 200 abstentions.

ITEM 5. OTHER INFORMATION

        None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

                    (a)  Exhibits

    +3.1   Registrant's Restated Certificate of Incorporation, as
           amended on May 16, 1996.
    *3.2   Registrant's By-laws.
    *4.1   Form of Common Stock Certificate.
    *4.2   Form of Warrant Certificate.
   **4.3 Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.
  +++4.4   Revolving Credit and Term Loan Agreement, dated as of April
           18, 1997, by and among Niagara Cold Drawn Corp., LaSalle Steel Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank.
  +++4. Form of Note and Stock Purchase Agreement, dated as of April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp., LaSalle Steel Company and each of The Prudential Insurance
           Company of America, The Equitable Life Assurance Society of
           the United States and United States Fidelity and Guaranty
           Company.
  +++4.6 Stockholders Agreement, dated as of April 18, 1997, among the Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States
           Fidelity and Guaranty Company.
   +10.1   Stock Purchase Agreement by and among Niagara Cold Drawn Corp.
           and the stockholders of Southwest Steel Company, Inc., dated January 31, 1996.
  ++10.2   Form of Promissory Note made by Niagara Cold Drawn Corp.,
            dated January 31, 1996.
  ++10.3   Form of Guaranty made by the Registrant, dated January 31, 1996.
  ++10.4 Amended and Restated Promissory Note made by Southwest Steel Company, Inc. in favor of the Cohen Family Revocable Trust,
           u/t/a dated June 15, 1988, in the principal amount of
           $898,000, dated January 31, 1996.
  ++10.5 Guaranty, made by the Registrant in favor of the Cohen Family Revocable Trust, u/t/a dated June 15, 1988, dated January 31, 1996.
 +++10.6 UPO Exchange Agreement by and among the Registrant and GKN Securities Corp., Roger Gladstone, David M. Nussbaum, Robert Gladstone, Richard Buonocore, Debra L. Schondorf, Andrea B. Goldman, Ira S. Greenspan and Barington Capital Corp., L.P.
++++10.7   International Metals Acquisition Corporation 1995 Stock Option
           Plan.
++++10.8   First Amendment to the International Metals Acquisition
           Corporation 1995 Stock Option Plan, dated October 5, 1996.
 +++10.9   Stock Purchase Agreement, dated April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp. and Quanex
           Corporation.
      27   Financial Data Schedule.

--------------------------

   + Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
   * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
  ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
   + Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
  ++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
 +++ Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
++++ Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
  ++ Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
 +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.


           (b) Reports on Form 8-K

      The Registrant filed its Report on Form 8-K, dated May 2 1997 (the "8-K"), reporting under Item 2 (i) the acquisition of LaSalle, (ii) the execution of the Credit Agreement, (iii) the execution of the Note and Stock Purchase Agreements (and the issuance of securities thereunder) and (iv) the execution of the Stockholders Agreement; and reporting under Item 7, the financial statements of LaSalle. The pro forma financial information was filed by an 8-K amendment on July 2, 1997.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 1997                    NIAGARA CORPORATION
                                        --------------------
                                                (Registrant)

                                        /s/ Gilbert D. Scharf
                                        ----------------------------------
                                        Gilbert D. Scharf, Vice President



Date: August 8, 1997                    /s/ Gilbert D. Scharf
                                        ----------------------------------
                                        Gilbert D. Scharf, Principal
                                           Accounting Officer





                                     EXHIBIT INDEX

Exhibit No.                      Description                     Page No.

     27                   Financial Data Schedule                  23