Form 10-K/A
period 1996-12-31
NIAGARA CORP
filed 1997-10-27
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                               FORM 10-K/A

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                    OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _________________


                      Commission file number 0-22206


                           NIAGARA CORPORATION
          ------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                     59-3182820
          -------------------------------     -------------------
          (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


          667 MADISON AVENUE, NEW YORK, NEW YORK         10021
         ----------------------------------------      --------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      ZIP CODE


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 317-1000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           TITLE OF EACH CLASS
                           -------------------
                      COMMON STOCK, $.001 PAR VALUE
              UNITS, CONSISTING OF COMMON STOCK AND WARRANTS
                    WARRANTS TO PURCHASE COMMON STOCK


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X    NO
    -----     ------

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
YES   X    NO
    ------    ------

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


                             EXPLANATORY NOTE

         This Amendment on Form 10-K/A to the Annual Report on Form
10-K of Niagara Corporation ("Niagara") for the fiscal year ended
December 31, 1996 (the "Form 10-K") amends and restates in their entirety Items 7 and 8 of Part II thereof. Capitalized terms used and not defined herein shall have the meanings ascribed thereto in the Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term liquidity requirement or day-to-day operating expenses has been and is expected to continue to be funded by cash provided by operations and borrowings under its revolving credit agreement. The Company's principal long-term liquidity requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand the facilities, machinery and equipment of Niagara Cold Drawn. Net capital expenditures for the year ending December 31, 1996 (after proceeds from the sale of Southwest's Tulsa facilities) were $3,867,944 compared to $807,768 for the same period in 1995. The increase in expenditures was largely due to the construction of the facility in Midlothian, Texas, which became operational in late 1996. The Company anticipates spending approximately $4,000,000 for capital expenditures during 1997, which amount includes the cost of a new production line at the Company's Midlothian facility.

         Cash flows of the Company provided by operations were $4,831,940 for the year ended December 31, 1996, which included cash flows of Niagara Cold Drawn for the entire year and cash flows of Southwest from February 1, 1996. Cash flows of the Company used in operations were $2,371,124 for the year ended December 31, 1995, which included the cash flows of Niagara Cold Drawn from August 17, 1995. This $7,203,064 increase from the prior year is primarily attributable to an increase of $719,442 in net income, an increase of $1,373,395 in depreciation and amortization, a decrease of $1,215,505 in accounts receivable, a decrease of $2,876,491 in inventories and an increase of $660,836 in accounts payable. The Company's cash flows provided by operations during 1996, together with proceeds of $551,000 from the sale of Southwest's Tulsa facility and $915,856 of financing proceeds, were used to acquire Southwest and complete the construction of the Midlothian facility.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----
NIAGARA CORPORATION
  AND SUBSIDIARY:

   Report of Independent Certified Public Accountants. . . .     6
   Balance Sheets. . . . . . . . . . . . . . . . . . . . . .     7
   Statements of Operations. . . . . . . . . . . . . . . . .     8
   Statements of Stockholders' Equity. . . . . . . . . . . .     9
   Statements of Cash Flows. . . . . . . . . . . . . . . . .    10
   Notes to Financial Statements . . . . . . . . . . . . . .    11

NIAGARA COLD DRAWN CORP. IS CONSIDERED A PREDECESSOR
COMPANY AND THE INFORMATION DISCLOSED HEREIN IS AS OF
AND PRIOR TO THE DATE OF ACQUISITION BY NIAGARA, ON
AUGUST 16, 1995:

   Report of Independent Certified Public Accountants . . .    30
   Statements of Operations . . . . . . . . . . . . . . . .    31
   Statements of Cash Flows . . . . . . . . . . . . . . . .    32
   Notes to Financial Statements. . . . . . . . . . . . . .    33






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


/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 27, 1997





Niagara Corporation and Subsidiary

Balance Sheets

December 31,                                       1995           1996
---------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                   $  2,186,897    $  1,587,927
  Trade accounts receivable, net of
     allowance for doubtful accounts
     of $184,000 and $233,000
     (Notes 7 and 15)                            4,239,369       5,952,896
  Inventories (Notes 5 and 7)                   14,743,541      14,446,473
  Other current assets                             165,874         253,078
---------------------------------------------------------------------------
        Total current assets                    21,335,681      22,240,374
Property, plant and equipment, net
   (Notes 4, 6 and 7)                           12,745,144      21,649,219
Goodwill, net of accumulated amortization
   of $76,030 (Note 1)                                --         2,543,294
Other assets, net (Notes 1, 4 and 20)              512,587         914,928
---------------------------------------------------------------------------
                                              $ 34,593,412    $ 47,347,815
===========================================================================
Liabilities and Stockholders' Equity
Current:
  Trade accounts payable                      $  4,786,769    $  4,109,731
  Accrued expenses                               3,211,643       3,689,584
  Accrued workmen's compensation                   516,745         480,107
  Current maturities of long-term debt
     (Note 7)                                      733,048       1,662,039
  Deferred income taxes (Note 13)                  202,000         211,000
---------------------------------------------------------------------------
        Total current liabilities                9,450,205      10,152,461
---------------------------------------------------------------------------
Long-term debt, less current maturities
  (Note 7)                                       6,968,860      18,075,147
---------------------------------------------------------------------------
Deferred income taxes (Note 13)                  3,712,000       3,594,000
---------------------------------------------------------------------------
Commitments and contingencies (Notes 10,
  11, 14 and 16)
Stockholders' equity (Notes 2, 8 and 9):
  Preferred stock, $.001 par value - shares
     authorized 500,000; none outstanding             --              --
  Common stock, $.001 par value - shares
     authorized 15,000,000; outstanding
     3,500,000 and 3,668,750                         3,500           3,669
  Additional paid-in capital                    15,560,296      15,560,127
  Deficit                                       (1,101,449)        (37,589)
---------------------------------------------------------------------------
        Total stockholders' equity              14,462,347      15,526,207
---------------------------------------------------------------------------
                                              $ 34,593,412    $ 47,347,815
===========================================================================
             See accompanying notes to financial statements.





Niagara Corporation and Subsidiary

Statements of Operations

Year ended December 31,                    1994            1995(a)          1996(b)
-------------------------------------------------------------------------------------
Net sales (Note 15)                     $       --      $ 17,454,688    $ 76,827,165
Cost of products sold                           --        15,421,064      65,824,190
-------------------------------------------------------------------------------------
        Gross profit                            --         2,033,624      11,002,975
Operating expenses:
Selling, general and administrative
   (Note 17)                               1,821,665       1,805,269       8,013,589
-------------------------------------------------------------------------------------
        Income (loss) from operations     (1,821,665)        228,355       2,989,386

Other income (expense):
  Interest income                            600,880         628,375         100,244
  Interest expense                              --          (272,312)     (1,536,717)
  Other, net - primarily gain on
     sale of property                           --              --           126,147
-------------------------------------------------------------------------------------
        Income (loss) before taxes
        on income (recovery)              (1,220,785)        584,418       1,679,060
Taxes on income (recovery) (Note 13)          (6,000)        240,000         615,200
-------------------------------------------------------------------------------------
Net income (loss)                       $ (1,214,785)   $    344,418    $  1,063,860
=====================================================================================
Net income (loss) per share             $       (.35)   $        .10    $        .30
=====================================================================================
Weighted average common shares
  outstanding                              3,500,000       3,500,000       3,602,818
=====================================================================================

------------------
(a) Includes the results of Niagara Cold Drawn for the period from August 17, 1995 to December 31, 1995.

(b) Includes the results of Niagara Cold Drawn for the entire year, and the results of Southwest from February 1, 1996.


             See accompanying notes to financial statements.




Niagara Corporation and Subsidiary

Statements of Stockholders' Equity

Period January 1, 1994 to December 31, 1996

                                          Common stock
                                     ----------------------        Additional      Retained           Total
                                       Number of                      paid-in       earnings      stockholders'
                                         shares      Amount           capital       (deficit)         equity
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994               2,925,001     $ 2,925      $ 12,524,073    $    (17,917)   $ 12,509,081

Net loss for the year                       --          --                --        (1,214,785)     (1,214,785)
Accretion to redemption value of
   common stock subject to
   possible redemption                      --          --                --          (111,721)       (111,721)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994             2,925,001       2,925        12,524,073      (1,344,423)     11,182,575

Accretion to redemption value of
   common stock subject to
   possible redemption through
   August 16, 1995                          --          --                --          (101,444)       (101,444)
Reclassification of common stock
   subject to possible redemption        574,999         575         3,036,223            --         3,036,798
Net income for the year                     --          --                --           344,418         344,418
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995             3,500,000       3,500        15,560,296      (1,101,449)     14,462,347

Shares issued (Note 2)                   168,750         169              (169)           --              --

Net income for the year                     --          --                --         1,063,860       1,063,860
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996             3,668,750     $ 3,669      $ 15,560,127    $    (37,589)   $ 15,526,207
===============================================================================================================

             See accompanying notes to financial statements.




Niagara Corporation and Subsidiary

Statements of Cash Flows (Note 19)

Year ended December 31,                                 1994             1995(a)      1996(b)
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                $ (1,214,785)   $    344,418    $  1,063,860
------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                        5,364         472,663       1,846,058
     Gain on sale of property                              --              --          (124,773)
     Provision for doubtful accounts                       --            36,000          68,991
     Deferred income taxes                                 --           216,000         229,000
     Interest on U.S. Government
       securities in trust fund                        (558,880)       (507,473)           --
     Changes in assets and liabilities,
       net of effects from purchase of
       Niagara Cold Drawn in 1995 and
       Southwest in 1996:
          (Increase) decrease in accounts
             receivable                                    --           (83,599)      1,131,906
          (Increase) decrease in inventories               --           640,288       3,516,779
          Increase in other assets                         --           (98,613)       (169,909)
          Increase (decrease) in trade
            accounts payable, accrued expenses
            and accrued workmen's compensation        1,386,791      (3,390,808)     (2,729,972)
------------------------------------------------------------------------------------------------
                Total adjustments                       833,275      (2,715,542)      3,768,080
------------------------------------------------------------------------------------------------
                Net cash provided by (used in)
                   operating activities                (381,510)     (2,371,124)      4,831,940
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property                           --              --           551,000
  Acquisition of Niagara Cold Drawn, net of
    cash acquired                                          --       (11,862,766)           --
  Acquisition of Southwest, net of cash acquired           --              --        (2,354,289)
  Acquisition of fixed assets                              --          (293,661)     (4,418,944)
  Financing costs                                          --              --          (124,533)
  Deferred acquisition costs                               --          (115,000)           --
  Cumulative maturities of U.S. Government
    securities deposited in trust fund               72,166,798      89,592,484            --
  Cumulative maturities of U.S. Government
    securities reinvested in trust fund             (72,166,798)    (74,400,900)           --
------------------------------------------------------------------------------------------------
                Net cash provided by (used in)
                   investing activities                    --         2,920,157      (6,346,766)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under revolving line of credit            --           998,445         (31,960)
  Proceeds from long-term debt                             --              --         9,998,963
  Repayment of long-term debt                              --          (297,338)     (9,051,147)
------------------------------------------------------------------------------------------------
                Net cash provided by financing
                    activities                             --           701,107         915,856
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                          (381,510)      1,250,140        (598,970)
Cash and cash equivalents, beginning of year          1,318,267         936,757       2,186,897
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year             $    936,757    $  2,186,897    $  1,587,927
================================================================================================

--------------

(a) Includes the cash flows of Niagara Cold Drawn for the period from August 17, 1995 to December 31, 1995.

(b) Includes the cash flows of Niagara Cold Drawn for the entire year, and the cash flows of Southwest from February 1, 1996.


                See accompanying notes to financial statements.




Niagara Corporation and Subsidiary

Notes to Financial Statements

 1. Summary of Accounting    Organization, Business Operations and
    Policies                 Acquisitions

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

                             On August 16, 1995, Niagara acquired all of the issued and outstanding common and preferred stock of Niagara Cold Drawn Corp. ("Niagara Cold Drawn," and together with Niagara, the "Company") a manufacturer of cold drawn steel bars, for $10,744,045 in cash. Concurrent with this acquisition, which was approved by Niagara's stockholders, the shares of common stock subject to redemption totalling $3,036,798 was reclassified as additional paid-in capital since no Niagara shares were redeemed. This acquisition was accounted for as a purchase, and the financial statements include the results of Niagara Cold Drawn from this acquisition date. (see Note 3).

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

                             Niagara Cold Drawn operates from three
                             principal locations: Buffalo, New York;
                             Chattanooga, Tennessee; and Midlothian,
                             Texas. It produces cold drawn steel bars for steel service centers and original equipment manufacturers throughout North America. Niagara Cold Drawn competes in a narrow sector of the steel industry, and its business is affected by conditions within the broader steel and machine tool industries. It grants trade credit toits customers consistent with industry practice.

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

                             Use of Estimates

                             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of thefinancial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             Reclassifications

                             Certain reclassifications have been made to prior year amounts to conform to current year presentation.

                             Recent Accounting Standards

                             In March 1995, the Financial Accounting
                             Standards Board ("FASB") issued Statement of
                             Financial Accounting Standards No. 121,
                             "Accounting for Impairment of Long-Lived
                             Assets and for Long-Lived Assets to be
                             Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company assesses recoverability of these assets by estimating future non-discounted cash flows. The Company adopted SFAS No. 121 in fiscal 1996 and its implementation did not have a material effect on thefinancial statements.

                             In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25 (see Note 11).

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

 3.  Acquisitions of         As discussed in Note 1, on August 16, 1995,
     Niagara Cold Drawn      Niagara acquired all of the issued and
     and Southwest           outstanding shares of common and preferred
                             stock of Niagara Cold Drawn and, on January
                             31, 1996, Niagara Cold Drawn acquired all of the issued and outstanding capital stock of Southwest. For financial reporting purposes, both transactions were accounted for under the purchase method.

                             Pro forma results of operations for 1995, as if both acquisitions had occurred January 1, 1995, are unaudited and are detailed below. Pro forma adjustments primarily include additional depreciation and amortization on the excess purchase price allocated to property, plant and equipment and intangible assets (Niagara Cold Drawn) and goodwill (Southwest), elimination of interest income on the portion of Niagara's investment in U.S. government securities deposited in a trust fund and liquidated upon consummation of the acquisition ofNiagara Cold Drawn, elimination of the Niagara Cold Drawn employment expense (exercise of management options) discussed in Note 16, additional accrual of salaries for Niagara management, elimination of merger costs on terminated transactions prior to the acquisition of Niagara Cold Drawn (see Note 17), elimination of other nonrecurring items and provision for income taxes. This pro forma financial data does not purport to be indicative of the results which actually could have been obtained had such transactions been completed as of the assumed dates or which may be obtained in the future. Information has not been presented for 1996 since the pro forma results reflecting Southwest were not materially different from the accompanying financial statements.


                             Year ended December 31, 1995
                             --------------------------------------------
                             Net sales                       $84,654,000

                             Net income                          882,000

                             Net income per share                    .25
                             =============================================

 4. Excess Purchase Price    As discussed in Notes 1 and 3 above, on August
    of Niagara Cold Drawn    16, 1995, Niagara acquired all of Niagara Cold
    and Southwest Assets     Drawn's outstanding capital stock. The
    and Liabilities          financial statements have been adjusted to
                             reflect the fair value of net assets based on an appraisal which was obtained as of the acquisition date and to reflect the deferred tax asset related to the net operating loss of Niagara. The carrying amounts of certain assets and liabilities were increased by allocation of the following amounts:

                             ----------------------------------------------
                             Inventories                        $ 1,839,000

                             Land, buildings and improvements     2,256,000

                             Machinery and equipment              3,815,000

                             Power Authority of New York
                               Power Replacement Agreement
                               (included in other assets)           338,000

                             Deferred tax asset on net
                               operating loss carryforward          460,000

                             Less: Deferred tax liability        (3,309,000)
                             -----------------------------------------------
                             Allocation of excess purchase
                               price of Niagara                $ 5,399,000
                             ================================================

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

                             For the period from August 17, 1995 through December 31, 1995 and for the year ended December 31, 1996, income before income taxes was decreased by approximately $235,000 and $595,000, respectively, primarily as a result of depreciation and amortiza tion, related to the adjustment for the excess purchase price of Niagara Cold Drawn and Southwest.

 5. Inventories              Inventories consisted of the following:

                             December 31,            1995           1996
                             ----------------------------------------------
                             Raw materials       $ 6,978,363    $ 6,302,827

                             Work-in-process       1,088,153      1,252,278

                             Finished goods        6,677,025      6,891,368
                             ----------------------------------------------
                                                $ 14,743,541    $14,446,473
                             ==============================================

 6. Property, Plant and      Property, plant and equipment (after
    Equipment                accounting for the allocation of excess
                             purchase price disclosed in Note 4 above) consisted of the following:

                             December 31,                      1995              1996
                             ------------------------------------------------------------
                             Land, buildings
                               and improvements             $ 3,000,370      $ 7,447,214

                             Leasehold improvements             717,095          717,095

                             Machinery and equipment          8,950,643       15,026,487

                             Furniture and fixtures             369,225          476,659

                             Equipment under
                               capital leases                   134,375           95,265
                             ------------------------------------------------------------
                             Total                           13,171,708       23,762,720

                             Less:

                               Accumulated depreciation        (420,942)      (2,058,256)

                               Accumulated depreciation
                                 on equipment under
                                 capital leases                  (5,622)         (55,245)
                             ------------------------------------------------------------
                                                            $ 12,745,144    $ 21,649,219
                             ============================================================

 7. Long-term Debt           The long-term debt consisted of the following:

                             December 31,                           1995          1996
                             ------------------------------------------------------------
                             Secured bank revolving line of
                              credit up to $14,000,000, due
                              January 31, 1999, limited to a
                              portion of the value of
                              Niagara Cold Drawn's eligible
                              accounts receivable and
                              inventories. Interest is
                              calculated at the LIBOR rate
                              plus 2.25% (effective rate of
                              7.516% at December 31, 1996)      $ 5,178,539    $ 5,146,579

                             Term note payable - bank,
                              maturing in monthly payments
                              of interest only at 7.49%
                              through February 1, 1997,
                              followed by monthly
                              installments of principal and
                              interest from March 1, 1997
                              through February 1, 2003.
                              Beginning March 1, 1997
                              through February 1, 1998, the
                              monthly installments of
                              principal and interest are
                              $207,423. The monthly
                              principal and interest payment
                              is adjusted annually each
                              March 1 to reflect the current
                              interest rate, which is 2.5%
                              over the weekly average yield
                              on United States Treasury
                              obligations. The note is
                              collateralized by accounts
                              receivable and inventories          2,288,253     12,000,000

                             Notes payable - former
                              Southwest stockholders,
                              maturing $82,627 annually on
                              January 31 through 2010, plus
                              interest at 8.5%, guaranteed
                              by Niagara (see Note 1)                   --       1,156,773

                             Note payable - former
                              Southwest stockholder,
                              maturing $64,143 annually on
                              January 31 through 2010, plus
                              interest at 8.5%, guaranteed
                              by Niagara (see Note 1)                   --         898,000

                             Note payable - former
                              Southwest stockholder,
                              maturing $33,333 annually on
                              April 17 through 2005, plus
                              interest at 10%                          --          300,000

                             Obligations under capital
                              leases maturing in varying
                              monthly and quarterly
                              installments through December
                              1999, including interest
                              ranging from 7.4% to 9.75%,
                              collateralized by leased
                              equipment (see Note 10)                  --          109,102

                             Term note payable - Tennessee
                              landlord, maturing inmonthly
                              installments of $2,643 through
                              June 1998, including interest
                              at 10%, collateralized by
                              equipment                              69,900         44,008

                             Subordinated note payable -
                              development corporation,
                              maturing in monthly
                              installments of $1,467
                              through November 1998,
                              including interest at 6.5%,
                              collateralized by accounts
                              receivable, inventories and
                              equipment, and personally
                              guaranteed by certain officers
                              of Niagara Cold Drawn                  45,458         31,653

                             Subordinated note payable -
                              development corporation,
                              maturing in monthly
                              installments of $1,547
                              through December 1997,
                              including interest at 6%,
                              collateralized by accounts
                              receivable, inventories and
                              equipment, and personally
                              guaranteed by certain officers
                              of Niagara Cold Drawn                  33,524         16,765

                             Subordinated note payable -
                              development corporation,
                              maturing in monthly
                              installments of $888 through
                              May 1999, including interest
                              at 6%, collateralized by
                              accounts receivable and
                              inventories, and person ally
                              guaranteed by certain officers
                              of Niagara Cold Drawn                  32,848         23,920

                             Other                                   53,386         10,386
                             -------------------------------------------------------------
                                                                  7,701,908     19,737,186
                             Less: Current maturities of
                                   long-term debt                   733,048      1,662,039
                             -------------------------------------------------------------
                                                                $ 6,968,860   $ 18,075,147
                             =============================================================

                             The bank revolving line of credit and term loan agreements contain certain financial covenants relating to Niagara Cold Drawn's working capital, current ratio, tangible net worth, debt to tangible net worth and restrictions on capital expenditures, operating leases and dividends.

                             Approximate maturities of long-term debt are as follows:

                             Year ended December 31,
                             ------------------------------------
                             1997                     $ 1,622,000
                             1998                       2,019,000
                             1999                       7,248,000
                             2000                       2,214,000
                             2001                       2,372,000
                             ====================================

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

 9. Common Stock             At December 31, 1996, 6,050,000 shares of
                             Niagara common stock were reserved for
                             issuance upon exercise of redeemable
                             warrants (see Note 2).

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

                                                       Capital    Operating
                                                        leases     lease
                             ------------------------------------------------
                             1997                      $ 47,000   $  450,000
                             1998                        53,000      338,000
                             1999                        24,000      251,000
                             2000                          --        276,000
                             2001                          --         69,000
                             -----------------------------------------------
                             Total minimum lease
                               payments                 124,000   $1,384,000
                                                                  ==========
                             Amount representing
                               interest                 (15,000)
                             -----------------------------------
                             Present value of net
                               minimum lease
                               payments (see Note 7)   $109,000
                             ===================================

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

                             Under the accounting provisions of FASB
                             Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1996      1995
                             ----------------------------------------------
                             Net income:

                               As reported            $344,418   $1,063,860

                               Pro forma               270,368      798,133

                             Primary earnings per
                             share:

                               As reported                 .10          .30

                               Pro forma                    .8          .22
                             ===============================================

                             A summary of the status of the Niagara's stock option plan as of December 31, 1995 and 1996, and changes during the years ending on those dates is presented below:

                             -------------------------------------------------------------
                                               December 31, 1995       December 31, 1996
                                              ---------------------   --------------------
                                                           Weighted               Weighted
                                                            average               average
                                                Shares     exercise    Shares     exercise
                                                 (000)       price      (000)      price
                             -------------------------------------------------------------
                             Outstanding            --      $  --      520,000     $5.75
                               at begin-
                               ning of year

                             Granted             520,000      5.75     295,000      5.50

                             Exercised              --         --         --         --

                             Forfeited              --         --         --         --
                             -----------------------------------------------------------
                             Outstanding         520,000     $5.75     815,000     $5.66
                               at end of
                               year
                             ===========================================================
                             Options exercisable
                               at year-end          --       $ --      254,666     $5.70
                             ===========================================================
                             Weighted average fair
                               value of options
                               granted during the
                                year               $2.14                 $1.47
                             ============================================================

                             The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                                Options outstanding                Options exercisable
                                         -------------------------------------   ------------------------
                                                        Weighted
                                                         average      Weighted                  Weighted
                             Range of    Number out-     remaining     average     Number        average
                             exercise    standing at    contractual   exercise   exercisable     exercise
                              prices       12/31/96        life         price     at 12/31/96     price
                             ----------------------------------------------------------------------------
                             $5.50 to      815,000        9 years      $5.66       254,666        $5.70
                             $5.75
                             ============================================================================

12. Related Party            During the period from August 17, 1995 to
    Transactions             December 31, 1995, Niagara Cold Drawn
                             incurred approximately $25,000 of freight and shipping charges to a related party.

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

13. Income Taxes             The provision for Federal and state income
                             tax expense (benefit) was comprised of the following:

                             Year ended
                             December 31,      1994       1995      1996
                             -----------------------------------------------
                             Current:
                               Federal       $(4,000)   $12,000   $352,200
                               State          (2,000)    12,000     34,000
                             -----------------------------------------------
                                              (6,000)    24,000    386,200
                             -----------------------------------------------
                             Deferred:
                               Federal           --     208,000    207,000
                               State             --       8,000     22,000
                             -----------------------------------------------
                                                 --     216,000    229,000
                             -----------------------------------------------
                             Total income
                               taxes
                               (recovery)    $(6,000)  $240,000   $615,200
                             ===============================================

                             Niagara Cold Drawn is included in the
                             consolidated Federal income tax return of its parent, Niagara, from the date of acquisition.

                             At December 31, deferred tax assets
                             (liabilities) consisted of the following:

                             December 31,                        1995            1996
                             -----------------------------------------------------------
                             New York State investment
                               tax credits                 $   715,000      $   427,000
                             Net operating loss
                               carryforward                     78,000             --
                             Accrued expenses deductible
                               when paid                       231,000          182,000
                             Inventory capitalization          100,000          159,000
                             Allowance for doubtful
                               accounts                         71,000           89,000
                             -----------------------------------------------------------
                                 Gross deferred tax
                                   assets                    1,195,000          857,000

                             Valuation allowance for
                               deferred tax assets            (715,000)        (427,000)
                             -----------------------------------------------------------
                                 Net deferred tax assets       480,000          430,000
                             -----------------------------------------------------------
                             Differences in property,
                               plant, equipment and
                               intangibles related to
                               allocation of Niagara
                               excess purchase price        (2,574,000)      (2,379,000)

                             Book versus tax depreciation
                               of property, plant and
                               equipment                    (1,138,000)      (1,215,000)

                             Differences in inventories
                               related to allocation of
                               Niagara Cold Drawn excess
                               purchase price                 (682,000)        (641,000)
                             -----------------------------------------------------------
                                 Gross deferred tax
                                   liabilities              (4,394,000)      (4,235,000)
                             -----------------------------------------------------------
                                 Net deferred tax
                                   liabilities             $(3,914,000)     $(3,805,000)
                             ===========================================================

                             Included in the accompany balance sheets as follows:

                                                                1995             1996
                             -----------------------------------------------------------
                             Current liability for
                               deferred income taxes       $  (202,000)     $  (211,000)

                             Noncurrent liability for
                              deferred income taxes         (3,712,000)      (3,594,000)
                             -----------------------------------------------------------
                             Net deferred tax liabilities  $(3,914,000)     $(3,805,000)
                             ===========================================================

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

                             A reconciliation of the statutory Federal income tax rate and effective rate as a percentage of pre-tax income was as follows:

                                                            1995              1996
                                                    ----------------    ---------------
                                                      Amount      %      Amount      %
                             ----------------------------------------------------------
                             Tax at statutory
                               rate                  $199,000    34%    $591,000    34%
                             State income taxes,
                               net of Federal
                               income tax benefit      13,000     2       37,000     3
                             Goodwill amortization        --     --       30,000     3
                             Other, including
                               prior year
                               overaccrual             28,000     5      (42,800)   (3)
                             ----------------------------------------------------------
                             Effective tax rate      $240,000    41%    $615,200    37%
                             ==========================================================

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

15. Major Customers          Niagara Cold Drawn had three customers
                             during 1995 to which sales were
                             approximately 25%, 22% and 10% of total
                             sales, and two customers during 1996 to
                             which sales were approximately 25% and 18% of total sales. Accounts receivable outstanding from these major customers represented approximately 65% and 52% of aggregate accounts receivable at December
                             31, 1995 and 1996, respectively.

16. Commitments and          Niagara Cold Drawn is subject to Federal,
    Contingencies            state and local environmental laws and
                             regulations concerning, among other matters, water emissions and waste disposal.
                             Management believes that Niagara Cold Drawn currently is in material compliance with all applicable environmental laws and regulations.

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

                             Under Niagara Cold Drawn's insurance
                             programs, coverage is obtained for
                             catastrophic exposures as well as those
                             risks required to be insured by law or
                             contract. It is the policy of Niagara Cold
                             Drawn to retain a portion of certain
                             expected losses related primarily to
                             workers' compensation, physical loss to
                             property, business interruption resulting from suchloss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara Cold Drawn's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

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

18. Disclosure About Fair    The following methods and assumptions were
    Value of Financial       used to estimate the fair value of each class
    Instruments              of financial instruments for which it is
                             practicable to estimate that value.

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

19. Supplemental Cash Flow   Interest paid during 1995 and 1996 was
    Information              approximately $243,000 and $1,357,000,
                             respectively.

                             Income tax payments made during 1995 and 1996 totaled approximately $1,000 and $86,500, respectively.

                             As discussed in Note 3 above, Niagara
                             acquired all the capital stock of Niagara
                             Cold Drawn for $11,918,000 in 1995. In
                             connection with this acquisition,
                             liabilities were assumed as follows:

                             ---------------------------------------------
                             Fair value of Niagara Cold
                                Drawn assets acquired        $30,502,000

                             Cash paid for stock, plus
                                expenses                      11,918,000
                             ---------------------------------------------
                             Liabilities assumed             $18,584,000
                             =============================================

                             As discussed in Note 3 above, Niagara Cold
                             Drawn purchased all of the capital stock of Southwest for $3,951,000 in 1996. In conjunction with this acquisition, net assets were acquired as follows:

                             ---------------------------------------------
                             Fair value of Southwest assets
                               acquired                       $13,529,000

                             Liabilities assumed              (12,457,000)
                             ---------------------------------------------
                             Net assets acquired               $1,072,000
                             =============================================

20. Subsequent Event         Subsequent to December 31, 1996, Niagara
                             entered into a letter of intent to purchase all of the issued and outstanding shares of LaSalle Steel Company ("LaSalle"), a wholly owned subsidiary of Quanex Corporation.
                             LaSalle is a producer of cold finished and special purpose steel bar products with plants in Hammond and Griffith, Indiana.
                             Costs relating to this proposed acquisition, primarily professional fees, totalled
                             $87,000 at December 31,1996, and have been deferred and included in other assets.






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


/s/ BDO Seidman, LLP

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


/s/ Macdade Abbott LLP

MACDADE ABBOTT LLP

Paoli, Pennsylvania

July 10, 1995





Niagara Cold Drawn Corp.

Statement of Operations

                                                                                Memorandum
                                                           Period from             only
                                                           January 1,          ------------
                                          Year ended         1995 to           Year ended
                                         December 31,       August 16,         December 31,
                                             1994            1995(a)             1995(b)
---------------------------------------------------------------------------------------------
Net sales (Note 7)                        $ 46,623,637    $ 34,285,063        $ 51,739,751
Cost of products sold                       40,545,934      28,608,569          44,029,633
---------------------------------------------------------------------------------------------
       Gross profit                          6,077,703       5,676,494           7,710,118
---------------------------------------------------------------------------------------------
Expenses:
   Selling, general and administrative       4,064,686       3,521,776           4,494,052
   Employment expense - management
      options (Note 2)                            --         1,666,327(c)        1,666,327(c)
   Interest expense                            711,418         498,960             771,272
---------------------------------------------------------------------------------------------
       Total expenses                        4,776,104       5,687,063           6,931,651
---------------------------------------------------------------------------------------------
       Operating income (loss)               1,301,599         (10,569)            778,467

Other income, net                                 --              --                16,910
---------------------------------------------------------------------------------------------
       Income (loss) before income
          taxes                              1,301,599         (10,569)            795,377

Income taxes (Note 5)                          480,000            --               270,000
---------------------------------------------------------------------------------------------
Net income (loss)                         $    821,599    $    (10,569)       $    525,377
=============================================================================================

------------
(a)  Acquisition date by Niagara.

(b) This information is unaudited and is provided for informational purposes only to provide for comparisons to priorperiods. The 1995 amounts were derived from combining Niagara Cold Drawn's results of operations prior to theacquisition by Niagara (January 1 to August 16, 1995) with the results after the acquisition by Niagara (August 17 to December 31, 1995).

(c)  Payment due in accordance with purchase agreement.


             See accompanying notes to financial statements.



Niagara Cold Drawn Corp.

Statements of Cash Flows (Note 9)

                                                              Period from
                                                               January 1,
                                             Year ended          1995 to
                                              December 31,      August 16,
                                                  1994           1995(a)
---------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                           $   821,599     $   (10,569)
  Adjustment to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
    Depreciation and amortization                 740,133         495,185
    (Decrease) increase in allowance
       for doubtful accounts                       72,000           8,494
    Deferred income taxes                         (56,000)           --
    Increase in inventories                    (1,886,251)     (4,272,038)
    Increase in trade accounts
       receivable                              (1,406,589)        (26,892)
    Increase in trade accounts payable,         2,631,108       3,137,441
       accrued expenses and accrued
       compensation
    Net change in other current assets
       and liabilities                            (12,169)        (63,860)
--------------------------------------------------------------------------
          Net cash provided by (used in)
            operating activities                  903,831        (732,239)
--------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property, plant and
     equipment                                   (708,575)       (514,018)
--------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in revolving line of credit        424,562            --
  Proceeds from term notes                           --              --
  Payment of debt                                (647,882)       (631,239)
  Capital contribution                               --         1,666,327
  Proceeds from long-term debt                       --         1,211,692
  Net payments under revolving line
    of credit                                        --          (323,063)
  Payments of dividends                              --          (313,384)
  Payments of redeemable preferred stock             --          (212,371)
  Redemption of redeemable preferred stock           --          (126,442)
--------------------------------------------------------------------------
           Net cash provided by (used in)
             financing activities                (223,320)      1,271,520
--------------------------------------------------------------------------
Net increase (decrease) in cash                   (28,064)         25,263
Cash, beginning of period                          58,457          30,393
--------------------------------------------------------------------------
Cash, end of period                           $    30,393     $    55,656
==========================================================================

-------------

(a)  Acquisition date by Niagara.

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

                             Use of Estimates

                             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of thefinancial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2. Employment Expense -     In accordance with the purchase agreement for
    Management Options       the acquisition of Niagara Cold Drawn, on
                             August 16, 1995, Niagara Cold Drawn's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior management of Niagara Cold Drawn in satisfaction of such individuals' rights under their existing stock option and employment agreements. Niagara Cold Drawn treated this payment as a contribution of additional paid-in capital and compensation to management which is reflected as employment expense management options on Niagara Cold
                             Drawn's financial statements for the period from January 1 to August 16, 1995. Adage has disputed the taking of this deduction. The settlement of this matter is subject to binding arbitration by an independent accounting firm (see Note 8).

 3. Incentive Compensation   Niagara Cold Drawn has an incentive
    Plan                     compensation plan pursuant to which bonuses
                             are paid to participants as designated by Niagara Cold Drawn's Board of Directors.
                             Compensation under the plan is related
                             solely to Niagara Cold Drawn's earnings
                             performance. The amount charged to expense for future distributions under this plan was approximately $132,000 in 1994 and $200,000 for the period January 1, 1995 to August 16,
                             1995.

 4. Related Party            During the period from January 1 to August 16,
     Transactions            1995, Niagara Cold Drawn incurred
                             approximately $50,000 of freight and
                             shipping charges to a related party. During the year ended December 31, 1994, these charges were $174,000.

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

 5. Income Taxes             The provisions for income taxes were
                             comprised of the following amounts:

                                                        1994         1995
                             ----------------------------------------------
                             Current:
                               Federal                $482,000       $ --
                               State                    54,000         --
                             ----------------------------------------------
                                                       536,000         --
                             ----------------------------------------------
                             Deferred:
                               Federal                 (55,000)         --
                               State                    (1,000)         --
                             ----------------------------------------------
                                                       (56,000)         --
                             ----------------------------------------------
                             Total tax provisions     $480,000        $ --
                             ==============================================

                             A reconciliation of the statutory Federal income tax rate and effective rate as a percentage of pre-tax income is as follows:

                                                           1994      1995
                             ----------------------------------------------
                             Statutory rate               34.00%    34.00%
                             State income taxes,
                               net of Federal income
                               tax benefit                 3.64        --
                             Other                         (.76)    (34.00)
                             ----------------------------------------------
                             Effective tax rate           36.88%       -- %
                             ==============================================

                             Niagara Cold Drawn had been included in the consolidated Federal income tax return of its parent, Adage. The provision for Federal income taxes is calculated on the separate company basis.

 6. Retirement Plans         Niagara Cold Drawn has a contributory salary
                             deferral retirement plan (401(k)). Under the terms of the plan, participants may elect to defer up to 15% of their earnings. Niagara matches one quarter of the participant's contribution, up to a maximum of 4% of the participant's earnings. All contributions are subject to the limitations of Section
                             401 of the Internal Revenue Code and the requirements of the Employee Retiree Income
                             Security Act of 1974, as amended. Total
                             expense related to this plan for the period from January 1 to August 16, 1995 was approximately $13,000. Total expense related to this plan for 1994 was $18,114. The funds are invested in annuity contracts.

 7. Major Customers          Niagara Cold Drawn had three customers
                             during the period from January 1 to August
                             16, 1995, to which sales were approximately
                             25%, 22% and 10% of Niagara Cold Drawn's total sales. These same customers represented approximately 27%, 14% and 10% of the sales for the year ended December 31, 1994. Accounts receivable outstanding from the three major customers represented approximately 65% of Niagara Cold Drawn accounts receivable at August 16, 1995.

 8. Commitments and          Niagara Cold Drawn is subject to Federal,
    Contingencies            state and local environmental laws and
                             regulations concerning, among other matters, water emissions and waste disposal.
                             Management believes that Niagara Cold Drawn currently is in material compliance with all applicable environmental laws and regulations.

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

                             Under Niagara Cold Drawn insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of Niagara Cold Drawn to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from suchloss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara Cold Drawn's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

 9. Supplemental Cash Flow   Interest paid for the year ended December 31,
    Information              1994 was $658,133. Interest paid during the
                             period from January 1 to August 16, 1995 was approximately $521,000.

                             Income taxes paid for the year ended
                             December 31, 1994 was $256,204. Income taxes paid during the period from January 1 to August 16, 1995 was approximately $1,000.





                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of October, 1997.


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


  /s/ Michael J. Scharf        Chairman of the Board,     October 27, 1997
--------------------------     Chief Executive Officer
      Michael J. Scharf        and President


  /s/ Gilbert D. Scharf        Vice President, Chief       October 27, 1997
--------------------------     Financial and Principal
      Gilbert D. Scharf        Accounting Officer,
                               Treasurer, Secretary
                               and Director

  /s/ Gerald L. Cohn           Director                    October 27, 1997
-------------------------
      Gerald L. Cohn

  /s/ Andrew R. Heyer          Director                    October 27, 1997
-------------------------
      Andrew R. Heyer