Form 10-Q/A
period 1997-06-30
NIAGARA CORP
filed 1997-10-27
CIK 710976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  Form 10-Q/A

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

                              667 Madison Avenue
                           New York, New York 10021
                     -------------------------------------
                    (Address of principal executive office)

                                (212) 317-1000)
                          ---------------------------
                            (Registrant's telephone
                         number, including area code)

                                      N/A
               ------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES    __X__                                NO_____

Number of shares of Common Stock outstanding at June 30, 1997

      Common Stock, $.001 par value                       3,954,465
      -----------------------------                   -----------------
                 (Class)                              (Number of Shares)



                              EXPLANATORY NOTE

     This Amendment on Form 10-Q/A to the Quarterly Report on Form
10-Q of Niagara Corporation ("Niagara") for the quarter ended June 30, 1997 (the "Form 10-Q") amends and restates in their entirety Items 1 and 2 of
Part I thereof.

INDEX TO JUNE 30, 1997 FORM 10-Q/A

-----------------------------------------------------------------------------


                                                                        PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

  FINANCIAL STATEMENTS (UNAUDITED):
      NIAGARA CORPORATION
            BALANCE SHEETS............................................     3
            STATEMENTS OF INCOME......................................   4-5
            STATEMENT OF STOCKHOLDERS' EQUITY.........................     6
            STATEMENTS OF CASH FLOWS..................................     7
            NOTES TO FINANCIAL STATEMENTS.............................  8-12

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS........................................ 13-15

SIGNATURES                                                                16



                                                     NIAGARA CORPORATION
                                                        AND SUBSIDIARIES

                                                          BALANCE SHEETS

-----------------------------------------------------------------------------------------
                                                           December 31,          June 30,
                                                               1996 (a)          1997 (b)
-----------------------------------------------------------------------------------------
                                                                              (unaudited)

ASSETS
CURRENT:

  Cash and cash equivalents                                $  1,587,927    $    3,828,135
  Trade accounts receivable, net of allowance for
    doubtful accounts                                         5,952,896        27,543,946
  Inventories                                                14,446,473        38,768,009
  Other current assets                                          253,078           499,668
------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                 22,240,374        70,639,758
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION                                               21,649,219        91,227,403
INTANGIBLE ASSETS                                             2,543,294        12,232,095
OTHER ASSETS, NET                                               914,928         2,087,321
------------------------------------------------------------------------------------------
                                                           $ 47,347,815     $ 176,186,577
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Trade accounts payable                                   $  4,109,731     $  26,041,173
  Accrued expenses and other current                          4,380,691        16,060,823
  Current maturities of long-term debt                        1,662,039         1,139,491
------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                              10,152,461        43,241,487
------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                      18,075,147        83,277,692
------------------------------------------------------------------------------------------
DEFERRED POST RETIREMENT AND PENSION                                           27,919,848
------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                         3,594,000         3,514,000
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value - shares
    authorized 500,000;
    none outstanding                                                  -                 -
  Common stock, $.001 par value - shares authorized
    15,000,000;outstanding 3,668,750 and 3,954,465                3,669             3,955
  Additional paid-in capital                                 15,560,127        16,881,273
  Retained earnings (deficit)                                  (37,589)         1,348,322
------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                             15,526,207        18,233,550
------------------------------------------------------------------------------------------
                                                           $ 47,347,815     $ 176,186,577
==========================================================================================

(a) Includes the balance sheets of Niagara Corporation and Niagara Cold Drawn Corp.

(b) Includes the balance sheets of Niagara Corporation, Niagara Cold Drawn Corp. and LaSalle Steel Company.

                            See accompanying notes to financial statements.





                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                          STATEMENTS OF INCOME
                                                               (UNAUDITED)
=========================================================================================

Three months ended June 30,                                1996 (a)              1997 (b)
------------------------------------------------------------------------------------------
NET SALES                                             $  21,618,202         $  69,397,329

COST OF PRODUCTS SOLD                                    18,579,650            59,468,687
------------------------------------------------------------------------------------------
    GROSS PROFIT                                          3,038,552             9,928,642

OPERATING EXPENSES:
  Selling, general and administrative                     2,173,658             6,492,529
------------------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                                864,894             3,436,113

OTHER INCOME (EXPENSE):
  Interest income                                            19,281                11,990
  Interest expense                                         (338,197)           (1,750,031)
------------------------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME                         545,978             1,698,072

TAXES ON INCOME                                             197,000               662,612
------------------------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                               $   348,978         $   1,035,460
==========================================================================================
NET INCOME PER SHARE                                    $       .10         $         .27
==========================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                3,668,750             3,901,090
==========================================================================================

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



                                                          NIAGARA CORPORATION
                                                             AND SUBSIDIARIES

                                                         STATEMENTS OF INCOME
                                                               (UNAUDITED)
============================================================================
Six months ended June 30,                         1996 (a)         1997 (b)
----------------------------------------------------------------------------
NET SALES                                     $ 40,421,929     $ 90,582,209
COST OF PRODUCTS SOLD                           34,633,352       77,636,244
----------------------------------------------------------------------------
    GROSS PROFIT                                 5,788,397       12,945,965
OPERATING EXPENSES:
  Selling, general and administrative            4,186,558        8,571,274
----------------------------------------------------------------------------
      INCOME FROM OPERATIONS                     1,601,839        4,374,691
OTHER INCOME (EXPENSE):
  Interest income                                   44,572           26,471
  Interest expense                                (636,197)      (2,146,819)
----------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME              1,010,214        2,254,343
TAXES ON INCOME                                    364,000          868,432
----------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                     $    646,214      $ 1,385,911
============================================================================
NET INCOME PER SHARE                          $        .18      $       .37
============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       3,668,750        3,785,562
============================================================================

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





                                                                               NIAGARA CORPORATION
                                                                                  AND SUBSIDIARIES

                                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                       (UNAUDITED)

========================================================================================================
Period January 1, 1997 to June 30, 1997
--------------------------------------------------------------------------------------------------------
                                   Common Stock
                                 --------------------    Additional
                                 Number of                 paid-in      Retained earnings
                                  shares       Amount      capital          (deficit)          Total
--------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997         3,668,750     $3,669    $15,560,127      $   (37,589)     $ 15,526,207
Shares issued (a)                  285,715        286      1,321,146                -         1,321,432
Net income for the period                -          -              -         1,385,911        1,385,911
--------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997           3,954,465     $3,955    $16,881,273      $  1,348,322     $ 18,233,550
=======================================================================================================

(a)On April 18, 1997, Niagara Corporation issued 285,715 shares of common stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle Steel Company. (See note 1)

                              See accompanying notes to financial statements.




                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                      STATEMENTS OF CASH FLOWS
                                                                   (UNAUDITED)
==========================================================================================
Six months ended June 30,                                  1996 (a)              1997 (b)
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  646,214           $ 1,385,911
------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to
    net cash provided
    by (used in) operating activities:
      Depreciation and amortization                         847,736             2,304,092
      Deferred income taxes                                (112,000)               80,000
      Provision for doubtful accounts                        37,000                40,903
      Changes in assets and liabilities,
        net of effects from purchase of
        Southwest in 1996 and LaSalle in
        1997:
         Increase in accounts receivable                 (1,403,136)           (2,601,675)
         Decrease (increase) in inventories               3,643,111               (63,092)
         Increase in other current assets                   (93,781)             (125,598)
         Increase (decrease) in other
           assets, net                                     (305,392)              337,401
         Increase (decrease) in trade
           accounts payable and accrued
           expenses                                        (182,918)            5,349,038
------------------------------------------------------------------------------------------
             TOTAL ADJUSTMENTS                            2,430,620             5,321,069
------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                       3,076,834             6,706,980
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Southwest, net of cash
    acquired                                             (3,004,999)                    -
  Acquisition of LaSalle, net of cash
    acquired                                                      -           (67,240,635)
  Acquisitions of fixed assets, net                      (2,422,091)           (1,362,269)
------------------------------------------------------------------------------------------
             NET CASH USED IN INVESTING ACTIVITIES       (5,429,090)          (68,602,904)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from financing                             1,630,574            65,701,213
  Financing fees                                                               (1,565,081)
------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITY                           64,136,132
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (719,682)            2,240,208
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                  2,186,897             1,587,927
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,467,215           $ 3,828,135
===========================================================================================

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





                                                         NIAGARA CORPORATION
                                                            AND SUBSIDIARIES

                           NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                     JUNE 30, 1997 AND FOR THE PERIODS ENDED
                                        JUNE 30, 1996 AND 1997 IS UNAUDITED.
=============================================================================


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

2.  ACQUISITION OF         On April 18, 1997, Niagara Corporation ("Niagara")
      LASALLE              and Niagara Cold Drawn Corp. ("Niagara Cold Drawn")
                           entered into a stock purchase agreement with Quanex Corporation ("Quanex"), pursuant to which, and at a closing occurring simultaneously therewith, Niagara Cold Drawn purchased from Quanex all of the outstanding shares of capital stock of LaSalle Steel Company ("LaSalle").
                           Pursuant to the LaSalle stock purchase agreement and in consideration for the sale of the LaSalle shares (i) Niagara Cold Drawn paid Quanex
                           $65,500,000 in cash at the closing and (ii)
                           Quanex or Niagara Cold Drawn, as the case may be, will pay the other an amount based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. The
                           LaSalle stock purchase agreement also provides that Quanex or Niagara Cold Drawn, as the case may be, pay the other an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through
                           April 18, 1997. The acquisition was accounted for as a purchase and the financial statements include the results of LaSalle from April 1, 1997. The transaction purchase price including acquisition costs and other estimated liabilities at acquisition date was approximately $70,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000, and based on an appraisal, the excess was primarily allocated to property, plant and equipment.

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

                           Pro forma results of operations, assuming the acquisition had occurred on January 1, 1996, are unaudited and detailed below. Pro forma adjustments primarily include additional depreciation and amortization on excess purchase price allocated to property, plant, equipment and intangible assets and additional interest expense related to debt incurred for the acquisition.

                           This pro forma data does not purport to be indicative of the results which actually would have been obtained had such transactions been completed as of the assumed dates or of the results which may be obtained in the future.

                           -------------------------------------------------
                           SIX MONTHS ENDED      June 30, 1996 June 30, 1997
                           -------------------------------------------------
                           NET SALES             $126,095,929   $134,831,209
                           NET INCOME            $    803,152   $  1,171,045
                           NET INCOME PER SHARE  $        .22   $        .30
                           -------------------------------------------------

3.  INVENTORIES            Inventories consisted of the following:

                                            December 31,      June 30,
                                               1996            1997

                           Raw materials     $6,302,827     $18,468,743
                           Work-in-process    1,252,278       6,494,761
                           Finished goods     6,891,368      13,592,454
                           --------------------------------------------------
                                            $14,446,473     $38,768,009
                           ==================================================

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

5.  SUBSEQUENT EVENTS      Pursuant to the LaSalle stock purchase agreement,
                           Quanex or Niagara Cold Drawn, as the case may be, will pay the other an amount based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. On
                           July 2, 1997, Niagara and Niagara Cold Drawn submitted to Quanex a statement disputing the amounts reflected on the balance sheet of LaSalle as of March 31, 1997 for inventory reserves, doubtful account allowances and certain accrued expenses and reserves, in the aggregate amount of $2,136,584. Any dispute between Niagara and Quanex concern ing such financial statements is subject to binding arbitration by an indepen dent accounting firm.
                           There is no assurance that these disputed items will be resolved in favor of Niagara and Niagara
                           Cold Drawn.



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

     On a pro forma basis, and as disclosed in Note 2 to the financial statements, net income for the six months ended June 30, 1997 was 1,171,045 compared to $803,152 for the same period in 1996. This increase resulted primarily from an increase in sales of $8,735,280.


     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, Niagara had a $3,828,135 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

     Cash flows provided by operations were $6,706,980 for the six months ended June 30, 1997 (which included cash flows of LaSalle from April 1,
1997) compared to $3,076,834 for the six months ended June 30, 1996 (which included the cash flows of Southwest from February 1, 1996). This increase of $3,630,146 over the same period in 1996 is primarily attributable to an increase of $739,697 in net income, an increase of $1,456,356 in depreciation and amortization, an increase of $5,531,956 in accounts payable and accrued expenses, a decrease of $642,793 in other assets and offset by a $1,198,537 increase in accounts receivable and a $3,706,203 increase in inventories.

     The increase in trade accounts payable and accrued expenses of $5,531,956 over the comparable period in 1996 consisted primarily of a $2,138,600 increase in accounts payable (due to the timing of receipt of raw materials and resultant payment due dates) and increases in accrued expenses at June 30, 1997, including $550,802 of fees associated with the closing of the LaSalle acquisition, $819,002 in interest expense payable, $500,000 in employee profit sharing expense payable and $916,013 in federal and state income taxes payable.

     Cash flows provided by operations during the six months ended June 30, 1997 together with the financing discussed in more detail below (net proceeds of $64,136,132) were utilized in the acquisition of LaSalle ($67,240,635 including $65,500,000 paid at closing and certain acquisition costs) and $1,362,269 in acquisition of fixed assets for Niagara's various manufacturing facilities.

     Niagara's principal long-term liquidity requirement has been and is expected to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 1997 totaled approximately $1,360,000 compared to approximately $2,422,000 for the same period in 1996.

     On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara Cold Drawn and LaSalle entered into a revolving credit and term loan agreement (the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc. and National City Bank. The Credit Agreement provides for a $50,000,000 revolving credit facility and a $40,000,000 term loan. The obligations of Niagara Cold Drawn and LaSalle under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara Cold Drawn and LaSalle. In addition, all of the outstanding capital stock of Niagara Cold Drawn and LaSalle was pledged to M&T, as Agent. In connection with the execution of the Credit Agree ment, Niagara Cold Drawn terminated its previously existing term loan and revolving credit agreements with M&T.

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

     The Note and Stock Purchase Agreements also provide for the payment of interest on the outstanding principal amount of the Notes on each April 18 and October 18 until such principal has been paid in full. Niagara Cold Drawn may at any time on or after August 13, 2000 prepay all or part of the amount owing under the Notes at amounts ranging from 112.5% to 100% of the outstanding principal amount (plus accrued interest). Niagara Cold Drawn is obligated to prepay the Notes at 107% of the outstanding principal amount (plus accrued interest) with the net proceeds from any exercise of Niagara's warrants.

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

Date: October 27, 1997           NIAGARA CORPORATION
                                 --------------------
                                       (Registrant)

                                 /s/ GILBERT D. SCHARF
                                 ----------------------------------
                                 Gilbert D. Scharf, Vice President


Date: October 27, 1997           /s/ GILBERT D. SCHARF
                                 ----------------------------------
                                 Gilbert D. Scharf, Principal
                                    Accounting Officer