Form 10-Q
period 1997-09-30
NIAGARA CORP
filed 1997-11-13
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                For the Quarter Ended September 30, 1997
                     Commission File Number 0-22206


                           NIAGARA CORPORATION
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


                Delaware                           59-3182820
        -------------------------------       ----------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)        Identification Number)


                           667 Madison Avenue
                        New York, New York 10021
                 ---------------------------------------
                 (Address of principal executive office)


                             (212) 317-1000
                      ----------------------------
                         (Registrant's telephone
                      number, including area code)


                                   N/A
               -------------------------------------------
                 (Former name, former address and former
               fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES      X                   NO
             -------------               ----------------

Number of shares of Common Stock outstanding at September 30, 1997

    Common Stock, $.001 par value                   3,954,465
    -----------------------------             ---------------------
              (Class)                          (Number of Shares)




NIAGARA CORPORATION

Index to September 30, 1997 Form 10-Q
--------------------------------------------------------------------------

                                                                  Page
                                                                  ----
Part I - Financial Information (Unaudited)

  Financial Statements (Unaudited):
      Niagara Corporation
          Balance Sheets.........................................     3
          Statements of Income...................................   4-5
          Statement of Stockholders' Equity......................     6
          Statements of Cash Flows...............................     7
          Notes to Financial Statements..........................  8-13

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................... 14-17

Part II - Other Information......................................    18

Signatures.......................................................    21





                                                     Niagara Corporation
                                                        and Subsidiaries

                                                          Balance Sheets
----------------------------------------------------------------------------
                                             December 31,      September 30,
                                               1996(a)            1997(b)
----------------------------------------------------------------------------
                                                                (unaudited)
Assets
Current:
  Cash and cash equivalents                 $   1,587,927      $   1,070,203
  Trade accounts receivable, net
    of allowance for doubtful accounts          5,952,896         26,307,609
  Inventories                                  14,446,473         38,261,887
  Other current assets                            253,078            484,953
----------------------------------------------------------------------------
      Total current assets                     22,240,374         66,124,652
Property, plant and equipment, net
  of accumulated depreciation                  21,649,219         90,723,936
Intangible assets                               2,543,294         12,010,758
Other assets, net                                 914,928          2,261,759
----------------------------------------------------------------------------
                                            $  47,347,815      $ 171,121,105
============================================================================
Liabilities and Stockholders' Equity
Current:
  Trade accounts payable                    $   4,109,731      $  20,850,841
  Accrued expenses and other current            4,380,691         16,577,612
  Current maturities of long-term debt          1,662,039          1,134,347
----------------------------------------------------------------------------
      Total current liabilities                10,152,461         38,562,800
----------------------------------------------------------------------------
Long-term debt, less current maturities        18,075,147         81,137,028
----------------------------------------------------------------------------
Deferred post retirement and pension                 --           28,137,717
----------------------------------------------------------------------------
Deferred income taxes                           3,594,000          3,474,000
----------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.001 par value -
    500,000 shares authorized; none
    outstanding                                      --                 --
  Common stock, $.001 par value -
    15,000,000 shares authorized;
    3,668,750 and 3,954,465 outstanding             3,669              3,955
  Additional paid-in capital                   15,560,127         16,881,273
  Retained earnings (deficit)                     (37,589)         2,924,332
----------------------------------------------------------------------------
        Total stockholders' equity             15,526,207         19,809,560
----------------------------------------------------------------------------
                                             $ 47,347,815      $ 171,121,105
============================================================================

(a) Includes the balance sheets of Niagara Corporation and Niagara Cold Drawn Corp.

(b) Includes the balance sheets of Niagara Corporation, Niagara Cold Drawn Corp. and LaSalle Steel Company, which was acquired effective April 1, 1997.

                         See accompanying notes to financial statements.





                                                      Niagara Corporation
                                                         and Subsidiaries

                                                     Statements of Income
                                                              (Unaudited)
----------------------------------------------------------------------------
Three months ended September 30,              1996(a)           1997(b)
----------------------------------------------------------------------------
Net sales                                  $ 18,524,082      $ 62,357,428
Cost of products sold                        15,430,514        52,594,809
----------------------------------------------------------------------------
    Gross profit                              3,093,568         9,762,619

Operating expenses:
  Selling, general and administrative         2,241,296         5,449,763
----------------------------------------------------------------------------
     Income from operations                     852,272         4,312,856

Other income (expense):
  Interest income                                16,081             7,630
  Other income                                  165,000           183,538
  Interest expense                             (397,115)       (1,920,662)
----------------------------------------------------------------------------
      Income before taxes on income             636,238         2,583,362

Taxes on income                                 242,000         1,007,352
----------------------------------------------------------------------------
Net income for the period                  $    394,238      $  1,576,010
----------------------------------------------------------------------------
Net income per share (primary)             $        .11      $        .21(c)
----------------------------------------------------------------------------
Net income per share (fully diluted)       $        .11      $        .20(c)
============================================================================
Weighted average common shares
  outstanding                                 3,668,750        10,403,572(d)
============================================================================

(a) Includes the results of Niagara Corporation, Niagara Cold Drawn Corp. and Southwest Steel Company, Inc. from July 1, 1996. On
    November 1, 1996, Southwest Steel Company, Inc. was merged into Niagara Cold Drawn Corp.

(b) Includes the results of Niagara Corporation, Niagara Cold Drawn Corp. and LaSalle Steel Company for the entire quarter.

(c) Earnings per share have been calculated using the Modified Treasury Stock Method which assumes the exercise of all of the Company's outstanding warrants and stock options, with the proceeds therefrom used to repurchase 20% of the Company's outstanding shares of common stock and the balance of such assumed proceeds used to retire debt.

(d) Assumes exercise of 6,050,000 outstanding warrants and 1,190,000 stock options.

                         See accompanying notes to financial statements.






                                                      Niagara Corporation
                                                         and Subsidiaries

                                                     Statements of Income
                                                              (Unaudited)
----------------------------------------------------------------------------
Nine months ended September 30,              1996(a)            1997(b)
----------------------------------------------------------------------------
Net sales                                 $  58,946,011     $ 152,939,637
Cost of products sold                        50,064,045       130,231,053
----------------------------------------------------------------------------
    Gross profit                              8,881,966        22,708,584

Operating expenses:
  Selling, general and administrative         6,427,854        14,021,037
----------------------------------------------------------------------------
     Income from operations                   2,454,112         8,687,547

Other income (expense):
  Interest income                                60,653            34,101
  Other income                                  165,000           183,538
  Interest expense                           (1,033,312)       (4,067,481)
----------------------------------------------------------------------------
     Income before taxes on income            1,646,453         4,837,705

Taxes on income                                 606,000         1,875,784
----------------------------------------------------------------------------
Net income for the period                 $   1,040,453     $   2,961,921
----------------------------------------------------------------------------
Net income per share (primary)            $         .29     $         .59(c)
----------------------------------------------------------------------------
Net income per share (fully diluted)      $         .29     $         .58(c)
============================================================================
Weighted average common shares
  outstanding                                 3,580,680         6,010,110(d)
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

(c) Earnings per share have been calculated using the Modified Treasury Stock Method which assumes the exercise of all of the Company's outstanding warrants and stock options, with the proceeds therefrom used to repurchase 20% of the Company's outstanding shares of common stock and the balance of such assumed proceeds used to retire debt.

(d) Assumes exercise of 6,050,000 outstanding warrants and 1,190,000 stock options

                         See accompanying notes to financial statements.





                                                                                          Niagara Corporation
                                                                                             and Subsidiaries

                                                                             Statement of Stockholders' Equity
                                                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Period January 1, 1997 to September 30, 1997
-----------------------------------------------------------------------------------------------------------------
                                    Common Stock
                                -------------------
                                Number of                Additional paid-in    Retained earnings
                                 shares       Amount           capital             (deficit)             Total
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997        3,668,750    $ 3,669        $ 15,560,127          $   (37,589)       $ 15,526,207
Shares issued (a)                 285,715        286           1,321,146                  --            1,321,432
Net income for the period             --         --                 --              2,961,921           2,961,921
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997     3,954,465    $ 3,955        $ 16,881,273          $ 2,924,332        $ 19,809,560
=================================================================================================================

(a) On April 18, 1997, Niagara Corporation issued 285,715 shares of common stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle Steel Company. (See note 1)

                           See accompanying notes to financial statements.





                                                       Niagara Corporation
                                                          and Subsidiaries

                                                  Statements of Cash Flows
                                                               (Unaudited)
----------------------------------------------------------------------------
Nine months ended September 30,                   1996(a)          1997(b)
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                   $  1,040,453    $  2,961,921
----------------------------------------------------------------------------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               1,374,874       4,194,396
      Deferred income taxes                        (168,000)        120,000
      Provision for doubtful accounts                50,991          76,454
      Gain on disposal of property                 (148,773)           --
      Changes in assets and liabilities,
        net of effects from purchase of
        Southwest in 1996 and LaSalle in
        1997:
          Increase in accounts receivable        (1,167,828)     (1,400,888)
          Decrease (increase) in
            inventories                           3,063,270         443,031
          Decrease (increase) in other
            current assets                         (169,447)       (110,883)
          Increase (decrease) in other
            assets, net                            (266,899)         94,805
          Increase (decrease) in trade
            accounts payable and accrued
            expenses                               (210,355)      1,535,492
----------------------------------------------------------------------------
               Total adjustments                  2,357,833       4,952,407
----------------------------------------------------------------------------
               Net cash provided by
                 operating activities             3,398,286       7,914,328
----------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of Southwest, net of cash
    acquired                                     (3,004,999)           --
  Acquisition of LaSalle, net of cash
    acquired                                           --       (67,240,635)
  Acquisitions of fixed assets, net              (3,365,969)     (2,395,621)
----------------------------------------------------------------------------
                Net cash used in investing
                  activities                     (6,370,968)    (69,636,256)
----------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from financing                     2,059,736      62,769,285
  Financing fees                                       --        (1,565,081)
----------------------------------------------------------------------------
                Net cash provided by
                  financing activities            2,059,736      61,204,204
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                      (912,946)       (517,724)
Cash and cash equivalents, beginning of
  period                                          2,186,897       1,587,927
----------------------------------------------------------------------------
Cash and cash equivalents, end of period       $  1,273,951    $  1,070,203
============================================================================

(a) Includes the cash flows of Niagara Corporation and Niagara Cold Drawn Corp. from January 1, 1996 and the cash flows of Southwest Steel Company, Inc. from February 1, 1996.

(b) Includes the cash flows of Niagara Corporation and Niagara Cold Drawn Corp. from January 1, 1997 and the cash flows of LaSalle Steel Company from April 1, 1997.






                                                        Niagara Corporation
                                                           and Subsidiaries

                          Notes to Financial Statements - Information as of
                               September 30, 1997 and for the periods ended
                                  September 30, 1996 and 1997 is unaudited.

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

2. Acquisition of LaSalle    On April 18, 1997, Niagara Corporation
                             ("Niagara") and Niagara Cold Drawn Corp.
                             ("Niagara Cold Drawn") entered into a stock purchase agreement with Quanex Corporation
                             ("Quanex"), pursuant to which, and at a
                             closing occurring simultaneously therewith,
                             Niagara Cold Drawn purchased from Quanex all of the outstanding shares of capital stock of LaSalle Steel Company ("LaSalle").
                             Pursuant to the LaSalle stock purchase
                             agreement and in consideration for the sale of the LaSalle shares (i) Niagara Cold Drawn paid Quanex $65,500,000 in cash at the closing and (ii) Quanex or Niagara Cold
                             Drawn, as the case may be, will pay the
                             other an amount based on changes in
                             LaSalle's stockholder's equity between
                             October 31, 1996 and March 31, 1997. The
                             LaSalle stock purchase agreement also
                             provides that Quanex or Niagara Cold Drawn, as the case may be, pay the other an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

                             The acquisition was accounted for as a
                             purchase and the financial statements
                             include the results of LaSalle from April 1, 1997. The purchase price, including acquisition costs and other estimated liabilities as of the acquisition date, was approximately $70,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000, and based on an appraisal, the excess was primarily allocated to property, plant and equipment.

                             The acquisition of LaSalle and the
                             refinancing of existing Niagara Cold Drawn indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara Cold Drawn and LaSalle (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 term loan and
                             (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara Cold Drawn due April 18, 2005 (the "Subordinated Notes"). In connection with the subordinated debt portion of this financing, the purchasers of these notes were issued 285,715 shares of Niagara common stock.

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

                             Nine months ended         September 30, 1996      September 30, 1997
                             --------------------------------------------------------------------
                             Net Sales                     $181,646,011           $197,188,637
                             Net Income                    $    833,138           $  2,747,260
                             Net Income per share
                               (primary)                   $        .23           $        .55
                             Net Income per share
                               (fully diluted)             $        .23           $        .55
                             --------------------------------------------------------------------

3.  Inventories              Inventories consisted of the following:

                                                December 31,   September 30,
                                                    1996            1997
                             -----------------------------------------------
                             Raw materials      $ 6,302,827     $17,725,692
                             Work-in-process      1,252,278       6,805,796
                             Finished goods       6,891,368      13,730,399
                             -----------------------------------------------
                                                $14,446,473      $38,261,887
                             ===============================================

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

                             Pursuant to the LaSalle stock purchase
                             agreement, Quanex or Niagara Cold Drawn, as the case may be, will pay the other an amount based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. Based on the March 31, 1997 balance sheet submitted by Quanex, Quanex has estimated that it is due a purchase price adjustment of $2,154,000. On July 2, 1997, Niagara and Niagara Cold Drawn submitted to Quanex a statement disputing the amounts reflected on the balance sheet of LaSalle as of March 31, 1997 for inventory reserves, doubtful account allowances, and certain accrued expenses and reserves in the aggregate amount of $2,136,584. In accordance with the LaSalle stock purchase agreement, Niagara, Niagara Cold Drawn and Quanex have submitted these disputes to an independent accounting firm for binding arbitration. There is no assurance that these disputed items will be resolved in favor of Niagara and Niagara Cold Drawn.

                             The acquisition of LaSalle and the
                             refinancing of existing Niagara Cold Drawn indebtedness was financed in part pursuant to the issuance and sale of the Subordinated Notes. Niagara Cold Drawn is obligated to prepay the Subordinated Notes at 107% of the outstanding principal amount (plus accrued interest) with the net proceeds from any exercise of Niagara's Redeemable Common Stock Purchase Warrants. These Warrants have been called for redemption (See Note 5).

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

                             Under Niagara Cold Drawn's and LaSalle's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of Niagara Cold Drawn and LaSalle to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara Cold Drawn's or LaSalle's, as the case may be, estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

5. Subsequent Event          On October 31, 1997, Niagara exercised its
                             right to redeem on December 9, 1997 (the
                             "Redemption Date") all of its then
                             outstanding Redeemable Common Stock Purchase
                             Warrants (the "Warrants"), at $.01 per
                             Warrant. As a result of this call for
                             redemption, the Warrants may not be
                             exercised after 5 P.M. New York City Time
                             (the "Exercise Deadline") on the Redemption
                             Date. Each outstanding Warrant entitles the holder to purchase from Niagara, prior to the Exercise Deadline, one share of Niagara
                             Common Stock at an exercise price of $5.50.



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

         In January 1996, Niagara Cold Drawn acquired Southwest. During 1996, Southwest completed construction of a new plant outside of Dallas, Texas and closed existing facilities in Tulsa, Oklahoma. With this acquisition, Niagara gained an established position in the southwest region of the United States as Southwest was the leading cold finished steel bar producer servicing that area.

         In April 1997, Niagara Cold Drawn completed its acquisition of LaSalle, which has plants in Hammond and Griffith, Indiana. This acquisition gave Niagara Cold Drawn a strong market position in the midwest region of the United States and broadened Niagara Cold Drawn's product range by adding thermal treated and chrome plated bars.

         After the acquisition of LaSalle, Niagara became the largest independent producer of cold finished steel bars in the United States. The geographic position of Niagara's plants creates competitive advantages because of freight savings and the ability to supply efficiently multiple locations of steel service center companies.


   Three Months Ended September 30, 1997 Compared with September 30, 1996

         Net sales for the three months ended September 30, 1997 were $62,357,428, representing an increase of $43,833,346, or 236%, over the same period in 1996. This increase resulted primarily from the acquisition of LaSalle.

         Cost of sales for the three months ended September 30, 1997 increased by $37,164,295 to $52,594,809, representing an increase of 241% over the same period in 1996. This increase was primarily attributable to the increase in sales.

         Gross margins for the third quarter of 1997 decreased by 1.0% to 15.7% as compared to the same period in 1996. The decrease was caused by the increased depreciation included in the cost of sales as a result of the LaSalle acquisition.

         Selling, general and administrative expenses for the three months ended September 30, 1997 increased by $3,208,467 to $5,449,763, or 8.7% of sales, compared to 12.1% of sales for the same period in 1996. The dollar increase was due to the increased sales, and the decline as a percentage of sales was caused by the consolidation of the LaSalle and Niagara Cold Drawn sales forces and other personnel reductions at LaSalle.

         Net interest expense for the three months ended September 30, 1997 increased $1,531,998 to $1,913,032, due primarily to the increased level of debt incurred in connection with the acquisition of LaSalle.

         Net income for the three months ended September 30, 1997 was $1,576,010, an increase of $1,181,772, or 300%, as compared to the net income for the three months ended September 30, 1996.


   Nine Months Ended September 30, 1997 Compared with September 30, 1996

         Net sales for the nine months ended September 30, 1997 were $152,939,637, representing an increase of $93,993,626, or 160%, over the same period in 1996. This increase resulted primarily from the acquisition of LaSalle.

         Cost of sales for the nine months ended September 30, 1997 increased by $80,167,008 to $130,231,053, representing an increase of 160% over the same period in 1996. This increase was primarily attributable to the increase in sales.

         Gross margins for the nine months of 1997 decreased by .3% as compared to the same period in 1996. This decrease was caused by the increased depreciation included in the cost of sales as a result of the LaSalle acquisition.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by $7,593,183 to $14,021,037, or 9.2%
of sales, compared to 10.9% of sales for the same period in 1996. The dollar increase was primarily due to the increased sales, and the decline as a percentage of sales was caused by the consolidation of the LaSalle and Niagara Cold Drawn sales forces and other personnel reductions at LaSalle.

         Net interest expense for the nine months ended September 30, 1997 increased $3,060,721 to $4,033,380, due primarily to the increased level of debt incurred in connection with the acquisition of LaSalle.

         Net income for the nine months ended September 30, 1997 was $2,961,921, an increase of $1,921,468, or 185%, over the net income for the nine months ended September 30, 1996.

         On a pro forma basis, and as disclosed in Note 2 to the financial statements, net income for the nine months ended September 30, 1997 was $2,747,260 compared to $833,138 for the same period in 1996. This increase resulted primarily from an increase of sales of $15,542,626.

         Liquidity and Capital Resources

         At September 30, 1997, Niagara had $1,070,203 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

         Cash flows provided by operations were $7,914,327 for the nine months ended September 30, 1997 (which included cash flows of LaSalle from April 1,1997) compared to $3,398,286 for the nine months ended September 30, 1996 (which included cash flows of Southwest from February 1, 1996). This increase of $4,516,041 is primarily attributable to an increase of $1,921,468 in net income and an increase of $2,819,522 in depreciation and amortization. The company's cash flows provided by operations during the nine months ended September 30, 1997 together with its financing discussed in more detail below (net proceeds of $62,769,285) were utilized in the acquisition of LaSalle ($67,240,635 including $65,500,000 paid at closing plus certain acquisition costs).

         Niagara's principal short-term and long-term liquidity requirement has been and is expected to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 1997 totaled $2,395,621 compared to $3,365,969 for the same period in 1996.

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

         Note and stock purchase agreements were entered into on April 18, 1997, by and among Niagara, Niagara Cold Drawn, LaSalle and, respectively, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company (collectively, the "Note and Stock Purchase Agreements") providing for, among other things, the issuance and sale of $20,000,000 aggregate principal amount of Senior Subordinated Notes of Niagara Cold Drawn. In connection with this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara common stock.

         The Note and Stock Purchase Agreements also provide for the payment of interest on the outstanding principal amount of the Subordinated Notes on each April 18 and October 18 until such principal has been paid in full. Niagara Cold Drawn may at any time on or after August 13, 2000 prepay all or part of the amount owing under the Subordinated Notes at amounts ranging from 112.5% to 100% of the outstanding principal amount (plus accrued interest). Niagara Cold Drawn is obligated to prepay the Subordinated Notes at 107% of the outstanding principal amount (plus accrued interest) with the net proceeds from any exercise of the Warrants.

         On October 31, 1997, Niagara exercised its right to redeeem on December 9, 1997 all of its then outstanding Warrants at $.01 per Warrant. As a result of this call for Redemption, the Warrants may not be exercised after 5 P.M. New York City Time on the Redemption Date. Each outstanding Warrant entitles the holder to purchase from Niagara, prior to the Exercise Deadline, one share of Niagara Common Stock at an exercise price of $5.50. If all the warrants are exercised, Niagara will realize proceeds in the amount of $33,275,000. Proceeds from the exercise of the Warrants in excess of those required to prepay the Subordinated Notes will be used for general corporate purposes and working capital.

         The Credit Agreement and the Note and Stock Purchase Agreements carry restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara and Niagara Cold Drawn, and require minimum levels of net worth through maturity. Also included in these agreements are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara was in compliance with all of these requirements as of September 30, 1997.

         At September 30, 1997, Niagara Cold Drawn had borrowed
$20,100,000 under its revolving credit facility and had $25,500,000 in available credit thereunder. Working capital of the company at September 30, 1997 was $27,561,852 as compared to $12,087,913 on December 31, 1996.



                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          +3.1   Registrant's Restated Certificate of Incorporation,
                   as amended on May 16, 1996.
          *3.2   Registrant's By-laws.
          *4.1   Form of Common Stock Certificate.
          *4.2   Form of Warrant Certificate.
         **4.3   Warrant Agreement between Continental Stock Transfer &
                   Trust Company and the Registrant, dated as of August
                   13, 1993.
         ##4.4   Revolving Credit and Term Loan Agreement, dated as of
                   April 18, 1997, by and among Niagara Cold Drawn Corp., LaSalle Steel Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank.
         ##4.5   Form of Note and Stock Purchase Agreement, dated as of
                   April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp., LaSalle Steel Company and each of
                   The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company.
         ##4.6   Stockholders  Agreement,  dated as of April  18,  1997,
                   among the Registrant, Niagara Cold Drawn Corp.,
                   Michael J. Scharf, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company.
         !10.1   Stock Purchase Agreement by and among Niagara Cold Drawn
                   Corp. and the stockholders of Southwest Steel Company, Inc., dated January 31, 1996.
        !!10.2   Form of Promissory Note made by Niagara Cold Drawn Corp.,
                   dated January 31, 1996.
        !!10.3   Form of Guaranty made by the Registrant, dated January
                   31, 1996.
        !!10.4   Amended and Restated Promissory Note made by Southwest
                   Steel Company, Inc. in favor of the Cohen Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
        !!10.5   Guaranty, made by the Registrant in favor of the Cohen
                   Family Revocable Trust, u/t/a dated June 15, 1988, dated January 31, 1996.
       !!!10.6   UPO Exchange Agreement by and among the Registrant and
                   GKN Securities Corp., Roger Gladstone, David M. Nussbaum, Robert Gladstone, Richard Buonocore, Debra
                   L. Schondorf, Andrea B. Goldman, Ira S. Greenspan and Barington Capital Corp., L.P.
      !!!!10.7   International Metals Acquisition Corporation 1995 Stock
                   Option Plan.
         #10.8   First Amendment to the International Metals Acquisition
                   Corporation 1995 Stock Option Plan, dated October 5,
                   1996.
        ##10.9   Stock Purchase Agreement, dated April 18, 1997, by and
                   among the Registrant, Niagara Cold Drawn Corp. and Quanex Corporation.
            27   Financial Data Schedule.
--------------------------
   +  Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 10-Q for the quarter ended June 30, 1996.
   * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
  **  Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 10-K for the fiscal year ended December 31, 1993.
   !  Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 8-K, dated February 13, 1996.
  !!  Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 10-K for the year ended December 31, 1995.
 !!!  Incorporated by reference to exhibit 10.1 to the Registrant's
        Report on Form 8-K, dated May 30, 1996.
!!!!  Incorporated by reference to Annex A to the Registrant's Proxy
        Statement for the Annual Meeting of Stockholders held on May 16,
        1996.
   #  Incorporated by reference to exhibit 10.10 to the Registrant's
        Report on Form 10-K for the fiscal year ended December 31, 1996. ## Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 8-K, dated May 2, 1997.


          (b)  Reports on Form 8-K.

               None.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1997             NIAGARA CORPORATION
                                        (Registrant)

                                    /s/ Gilbert D. Scharf
                                    ---------------------------------
                                    Gilbert D. Scharf, Vice President


Date: November 13, 1997             /s/ Gilbert D. Scharf
                                    ----------------------------------
                                    Gilbert D. Scharf, Principal
                                       Accounting Officer





                              EXHIBIT INDEX


Exhibit No.           Description                            Page No.
-----------           -----------                            --------
     27               Financial Data Schedule                   23