Form 10-K
period 1997-12-31
NIAGARA CORP
filed 1998-03-30
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                             ------------------

                                 FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
 _                                   OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                  COMMON STOCK, PAR VALUE $.001 PER SHARE

            INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO .
            INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO .
            AS OF MARCH 25, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $72,846,488 (ASSUMES OFFICERS, DIRECTORS AND ALL STOCKHOLDERS HOLDING 5% OF THE OUTSTANDING SHARES ARE AFFILIATES).
            THERE WERE 9,997,455 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 25, 1998.
            DOCUMENTS INCORPORATED BY REFERENCE: THE ITEMS COMPRISING PART III HEREOF (ITEMS 10, 11, 12 AND 13) ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS OR WILL BE FILED BY AMENDMENT TO THIS FORM 10-K.



                                  PART I

ITEM 1.  BUSINESS.

CORPORATE HISTORY

      Niagara Corporation (formerly International Metals Acquisition Corporation), a Delaware corporation ("Niagara"), was organized on April 27, 1993 with the objective of acquiring an operating business engaged in the metals processing and distribution industry or metals-related manufacturing industry.

      On August 16, 1995, Niagara purchased all outstanding shares of capital stock of Niagara LaSalle Corporation, formerly Niagara Cold Drawn Corp. ("Niagara LaSalle"), a leading manufacturer of cold drawn steel bars in the northeast and southeast regions of the United States, for $10,744,045 in cash.

      On January 31, 1996, Niagara LaSalle purchased all outstanding shares of capital stock of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars servicing the southwest region of the United States. As consideration for such shares, Niagara LaSalle paid $1,920,000 in cash and $1,156,773 principal amount of Niagara LaSalle promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara LaSalle discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness. On November 24, 1997, Niagara LaSalle settled certain claims against the former Southwest stockholders by paying $525,000 in full satisfaction of all amounts owing under the $1,156,773 principal amount of promissory notes issued in connection with the acquisition.

      During 1996, southwest moved its operations from Tulsa, Oklahoma to a new facility in Midlothian, Texas. On November 1, 1996, Southwest was merged into Niagara LaSalle.

      On April 18, 1997, Niagara LaSalle purchased from Quanex Corporation ("Quanex") all outstanding shares of capital stock of LaSalle Steel Company ("LaSalle," and, collectively with Niagara and Niagara LaSalle, the "Company"), one of the largest domestic producers of cold drawn steel. In consideration for the sale of such shares (i) Niagara LaSalle paid Quanex $65,500,000 in cash at the closing and (ii) Quanex or Niagara LaSalle, as the case may be, agreed to pay the other an amount based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997, as reflected on LaSalle's balance sheets as of such dates. On July 2, 1997, Niagara and Niagara LaSalle submitted to Quanex a statement disputing certain amounts reflected on the balance sheet of LaSalle as of March 31, 1997 submitted by Quanex. This balance sheet indicated that, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997, Niagara LaSalle owed Quanex $2,154,000. In accordance with the LaSalle stock purchase agreement, the parties submitted their respective claims to an independent accounting firm for binding arbitration. Pursuant to the decision in such arbitration, Niagara LaSalle's payment to Quanex was reduced to $1,371,000, which amount was paid on January 26, 1998. The LaSalle stock purchase agreement also provided that Quanex or Niagara LaSalle, as the case may be, pay the other an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

      The acquisition of LaSalle and the refinancing of existing Niagara LaSalle indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara LaSalle and LaSalle (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan and (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara LaSalle due April 18, 2005 (the "Subordinated Notes"). In connection with this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock.

      On October 31, 1997, Niagara exercised its right to redeem on December 9, 1997 (which date was extended to December 11, 1997) all of its then outstanding and unexercised Redeemable Common Stock Purchase Warrants ("Warrants") at $.01 per Warrant. As a result of this call for redemption, the Warrants could not be exercised after the redemption date. Each outstanding Warrant entitled the holder to purchase from Niagara, prior to the exercise deadline, one share of Niagara Common Stock at an exercise price of $5.50. Of the 6,050,000 Warrants outstanding prior to the call for redemption, 6,042,990 were exercised resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock. The Company used approximately $21.8 million of such proceeds to prepay, at 107% plus accrued interest, the Subordinated Notes.

PRODUCTS

      Following the acquisition of LaSalle, Niagara, through its wholly-owned subsidiaries, became the largest independent producer of cold drawn steel bars in the United States. The manufacture of these bars involves several steps. Hot-rolled steel bars are cleaned of mill scale by a process that involves shotblasting the surface of the bars with hardened steel shot. After shotblasting, the bars are mechanically drawn, or pulled, through a tungsten carbide die containing an orifice one-sixteenth of an inch smaller in cross-section than the size of the hot-rolled bar. Drawing the hot-rolled steel bar in this manner elongates the bar and creates a quality micro-finished surface. The bars are then cut to length and straightened. As an additional step, bars may be turned and/or ground to very close tolerance levels. This process produces steel bars with (i) a smooth and shiny surface, (ii) uniform shape, with close size tolerance,
(iii) enhanced strength characteristics and (iv) improved machinability. These characteristics are essential for many industrial applications.

      Niagara LaSalle manufactures round bars, ranging from one-quarter inch to six inches in diameter, and rectangular, square and hexagonal bars in a variety of sizes, the majority of which are drawn in sizes one-quarter inch to 6 inches thick and up to 15 inches wide. The bars are produced in lengths from 10 to 20 feet, with most being 10 to 12 feet in length. Niagara LaSalle's products include (i) cold drawn bars which are used in machining applications, automotive and appliance shafts, screw machine parts and machinery guides, (ii) turned, ground and polished bars which are used in precision shafting and (iii) drawn, ground and polished bars which are used in chrome-plated hydraulic cylinder shafts.

      LaSalle is a technological leader in the development of specialized cold drawn steel products, having obtained numerous foreign and domestic patents throughout its history. LaSalle pioneered the large drawbenches commonly used in cold finishing today and developed the principle of stress-relieving cold finished steel bars. LaSalle employs a number of advanced processing techniques in the manufacture of value-added steel bars including thermal treatment and chrome plating. In addition to cold drawn bars, LaSalle's products include (i) custom cut bars shipped on a "just-in-time" basis which are used in steering columns and shock absorbers, (ii) stress relieved bars which are used in high strength shafting, gears and drive mechanisms, (iii) quench and tempered bars which are used in high strength bolting and high impact rod cylinders and (iv) chrome plated bars which are used in hydraulic and pneumatic cylinders.

CUSTOMERS

      The Company sells its products primarily to steel service centers, which accounted for approximately 77% of sales during 1997, with the balance of sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. The Company concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, the Company attempts to minimize the risk of holding obsolete inventory.

      The Company has approximately 650 active customers in the United States and Canada and is not dependent upon any one geographical market. For 1997, the Company's 10 largest customers (by tons shipped) represented approximately 63% of sales, and its 3 largest customers, Alro Steel Corporation, A.M. Castle & Co. and Earle M. Jorgensen Co., represented approximately 41% of sales. The loss of any of the three largest customers would have a material adverse effect on sales.

MARKETING

      The Company markets its products through salaried in-house sales personnel and sales representatives compensated on a commission-only basis. Such in-house personnel and sales representatives cover all of the United States and certain regions of Canada.

STRATEGY

      The Company's business strategy focuses on improving product quality and customer service and on maintaining strict cost controls. With the acquisition of LaSalle, the Company offers a full product line on a national level.

      The Company seeks to obtain a competitive advantage through its ability to supply customers on a timely basis with an extensive range of sizes and shapes of high quality cold drawn steel bars. In this regard, the Company maintains finished goods inventories of the most commonly ordered sizes and shapes.

      In order to improve profitability, the Company has chosen to specialize on higher margin and value-added products. In addition, the Company is implementing a system of inventory management to supply more efficiently multiple locations of steel service center companies.

RAW MATERIALS

      The Company purchases raw materials, which consists of hot-rolled steel bars, from integrated steel mills and mini-mills. The cost of hot-rolled steel bars purchased from mini-mills is primarily dependent on the price of scrap steel. Since the price of scrap steel is subject to substantial price fluctuations, the price of hot-rolled steel bars is subject to similar fluctuations. The Company obtains raw material from both domestic and foreign suppliers and is generally able to pass along to customers increases in the price of hot-rolled steel bars.

COMPETITION

      The cold drawn steel bar market is highly competitive, based on price, product quality and customer service. The Company's strategy is to seek to remain competitive on price and surpass its competitors in product quality and customer service. Its principal competitors are domestic companies, including both integrated and independent cold drawn steel bar producers.

      The Company believes that the ability to offer a full line of cold finished bar products and the proximity of facilities to major steel service center markets are key competitive factors in the industry. Close geographic proximity to customers results in reduced freight costs and faster delivery of customer orders. The cold drawn steel industry allocates freight costs among suppliers and customers based on an "equalizing" system whereby the customer pays freight cost equal to that of the nearest supplier. The Company's five manufacturing facilities (located in Buffalo, New York; Chattanooga, Tennessee; Midlothian, Texas; and Hammond and Griffith, Indiana) provide close proximity to many customers.

      The Company competes in a narrow segment of the steel industry, but its business is affected by conditions within the broader steel industry and in particular the automotive and machine tool industries. Consequently, a significant downturn in the broader steel industry (which generally results from a downturn in the U.S. economy as a whole) or the automotive or machine tool industries may result in a similar downturn in the cold drawn steel bar market and have an adverse effect on the Company.

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 645 persons. It believes that its relationship with its employees is good. All of LaSalle's 275 hourly employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on May 17, 1998. All of LaSalle's 25 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which expires on February 19, 2000.


ITEM 2.  PROPERTIES.

NIAGARA

      Niagara utilizes approximately 5,000 square feet of headquarters space in New York, New York under a lease expiring in March 2001.

NIAGARA LASALLE

      Niagara LaSalle operates manufacturing facilities in Buffalo, New York; Chattanooga, Tennessee; and Midlothian, Texas. Niagara LaSalle owns the 207,000 square foot Buffalo facility, leases the 92,000 square foot Chattanooga facility and owns the 115,000 square foot Midlothian facility. The Chattanooga lease expires in May 1998. Niagara LaSalle has entered into a letter agreement to continue leasing this facility through November 30, 2009. The agreement gives Niagara LaSalle options to renew the lease through November 30, 2019 and also provides that Niagara LaSalle may terminate the lease beginning December 1, 2004.

LASALLE

      LaSalle operates manufacturing facilities in Hammond, Indiana and Griffith, Indiana. LaSalle owns the 550,000 square foot Hammond facility and the 45,900 square foot Griffith facility.

      Management considers these five manufacturing facilities, which operated at approximately 75% of capacity in 1997, suitable for its current operations.


ITEM 3.  LEGAL PROCEEDINGS.

ENVIRONMENTAL MATTERS

      Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to four such third-party sites. Management believes that, in three cases, the volumes of waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In the fourth case, LaSalle has received an insurance settlement in an amount that exceeds the financial contribution it has been required to make to date. Because liability under CERCLA and analogous state laws is generally joint and several and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of additional costs will have a material adverse effect on the Company's business or financial position.

SOUTHWEST

      On May 8, 1996, pursuant to the provisions of the Southwest stock purchase agreement, Niagara LaSalle asserted indemnification claims in the aggregate amount of approximately $1,300,000 against the former Southwest stockholders. On May 22, 1996, Niagara LaSalle brought an action in the Supreme Court of the State of New York, Erie County, captioned Niagara Cold Drawn Corp. v. Handrahan, et al., against such stockholders relating to these claims. On June 28, 1996, this action was removed to the U.S. District Court for the Western District of New York. On November 24, 1997, the parties entered into a settlement agreement, pursuant to which Niagara LaSalle paid $525,000 to the former Southwest stockholders in full satisfaction of all amounts owing under the $1,156,773 principal amount of promissory notes issued in connection with the acquisition, and the action was dismissed with prejudice. Joseph Handrahan, a former Southwest stockholder and a defendant in this action, is a Vice President of Niagara LaSalle.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      Niagara's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 1996 and 1997.

                                                HIGH        LOW

1996
   January 1 through March 31.........          7           4 1/4
   April 1 through June 30............          6 5/8       4 1/8
   July 1 through September 30........          61/2        4 1/4
   October 1 through December 31......          5 3/8       3 7/8

1997
   January 1 through March 31.........          6 1/4       4 1/8
   April 1 through June 30............          6 3/4       4 5/8
   July 1 through September 30........          10          5 1/4
   October 1 through December 31......          11 1/4      8

      As of March 25, 1998, there were 39 registered holders of Niagara Common Stock.

      Niagara has not declared or paid any dividends on its Common Stock since its inception. The payment of dividends is conditioned on Niagara's earnings, which are dependent on the earnings of its subsidiaries, capital requirements and general financial condition. Pursuant to its revolving credit and term loan agreement, Niagara LaSalle is subject to restrictions on its ability to declare dividends to Niagara. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."


ITEM 6.     SELECTED FINANCIAL DATA.



                                           YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                     1995(1)        1996(2)       1997(3)
                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales.......................... $  17,035      $  74,810     $ 204,962
Cost of products sold..............    15,541         66,114       180,532
Gross profit.......................     1,493          8,695        24,430
Selling, general and
  administrative expenses..........     1,265          5,706        12,450
Interest income....................       628            100           160
Other income.......................        --            126           187
Interest expense...................       272          1,536         5,874
Income taxes.......................       240            615         2,479
Net income before extraordinary
loss...............................       344          1,064         3,974
Extraordinary loss on early
extinguishment
  of debt..........................        --             --         2,062
Net income after extraordinary loss       344          1,064         1,912
Net income per share (basic)
  (Before extraordinary loss).....  $     .10      $     .30     $     .94
Net income per share (diluted)
  (Before extraordinary loss).....  $     .10      $     .30     $     .78
Net income per share (basic)....... $     .10      $     .30     $     .45
Net income per share (diluted)..... $     .10      $     .30     $     .38
Weighted average common shares
  outstanding (basic).............      3,500          3,603         4,247
Weighted average common shares
  outstanding (diluted)...........      3,500          3,603         5,095

                                               AT DECEMBER 31,
                                    --------------------------------------
                                       1995          1996          1997
                                                (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.......... $   2,187      $   1,588     $  13,207
Trade accounts receivable..........     4,239          5,953        21,660
Inventories........................    14,744         14,446        35,190
Property, plant and equipment, net.    12,745         21,649        89,163
Goodwill, net......................        --          2,543         2,177
TOTAL ASSETS.......................    34,593         47,348       166,520
Trade accounts payable.............     4,787          4,110        20,985
Accrued expenses...................     3,212          3,690         8,679
Current maturities of long-term
debt...............................       733          1,662         3,498
Long-term debt, less current
maturities.........................     6,969         18,075        59,184
Accrued pension and
post-retirement benefits
  outstanding .....................        --             --        14,537
Deferred income taxes..............     3,914          3,805         5,726
TOTAL LIABILITIES..................    20,131         31,821       114,523
STOCKHOLDERS' EQUITY .............. $  14,462      $  15,526        51,996
---------------
(1) Includes the results of Niagara LaSalle for the period from August 17, 1995 to December 31, 1995.
(2) Includes the results of Niagara LaSalle for the entire year, and the results of Southwest from February 1, 1996.
(3) Includes the results of Niagara LaSalle for the entire year, and the results of LaSalle from April 1, 1997.


                   NIAGARA LASALLE (PREDECESSOR COMPANY)



                                        YEAR ENDED DECEMBER 31,
                                   ----------------------------------
                                     1993         1994       1995(1)
                                             (in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales..........................$  36,681    $  45,593   $  50,506
Cost of products sold..............   32,484       40,873      44,386
Gross profit.......................    4,197        4,720       6,120
Selling, general and administrative
  expenses.........................    2,636        2,707       2,904
Employment expense-management
options............................       --           --       1,666
Operating income...................    1,561        2,013       1,550
Other Income                              --           --          17
Interest expense...................      636          711         771
Income before income taxes and
  extraordinary
  loss on early extinguishment of
  debt.............................      925        1,302         795
Income taxes.......................      361          480         270
Extraordinary loss on early
  extinguishment of
  debt.............................       --           --          --
Net income.........................$     564    $     822   $     525




                                     AT DECEMBER 31,        AT AUGUST 16,
                                   --------------------     ------------
                                      1993      1994          1995(2)
                                             (in thousands)
BALANCE SHEET DATA:
Current assets.....................$  10,325  $  13,533      $  18,257
Current liabilities................    5,625      8,427         11,118
Working capital....................    4,700      5,106          7,139
Property plant and equipment, net .    6,838      6,810          6,829
Total assets.......................   17,179     20,355         25,103
Long-term debt and capital lease
  obligations (excluding current
portion)...........................    6,320      6,088          6,266
Total liabilities..................   12,850     15,365         17,384
Redeemable preferred stock.........      560        453            251
Stockholders' equity...............$   3,769  $   4,537      $   6,268


(1)- Derived from combining results of operations prior to acquisition by Niagara (January 1 to August 16, 1995) with results from after such acquisition (August 17 to December 31, 1995).
(2)- Acquisition date by Niagara.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Niagara was organized in April of 1993. With the acquisition of Niagara LaSalle in August 1995, Niagara entered the cold drawn steel bar industry. With plants in Buffalo, New York and Chattanooga, Tennessee, Niagara LaSalle had an established position in the northeast and southeast regions of the United States cold drawn steel bar market.

      In January 1996, Niagara LaSalle acquired Southwest. During 1996, Southwest completed construction of a new plant outside of Dallas, Texas and relocated its Tulsa, Oklahoma operations to this new facility. With this acquisition, Niagara gained an established position in the southwest region of the United States because Southwest was the leading cold drawn steel bar producer servicing that area.

      In April 1997, Niagara LaSalle acquired LaSalle, which has plants in Hammond and Griffith, Indiana. This acquisition gave Niagara LaSalle a strong market position in the midwest region of the United States and broadened Niagara LaSalle's product range by adding thermal treated and chrome plated bars.

      With the acquisition of LaSalle, Niagara became the largest independent producer of cold drawn steel bars in the United States. The geographic position of Niagara's plants creates competitive advantages because of freight savings and the ability to supply efficiently multiple locations of steel service centers.

      During the fourth quarter of 1997, nearly all of Niagara's 6,050,000 Warrants were exercised resulting in approximately $33.2 million in gross proceeds to the Company. This significantly strengthened the Company's balance sheet by enabling it to prepay, with approximately $21.8 million of such proceeds, the Subordinated Notes in their entirety and by increasing total stockholders' equity to approximately $52 million.

      The hourly employees at LaSalle's Hammond, Indiana facility are covered by a collective bargaining agreement which expires on May 17, 1998. If a new agreement is not reached, a work stoppage could result and have a negative impact on financial results.


RESULTS OF OPERATIONS

      The following year-to-year comparisons reflect certain reclassifications, primarily relating to delivery costs, for 1995 and 1996. Net sales for 1995 and 1996 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to income from operations for these periods and was made to conform to current year presentation. In addition, comparisons of 1996 to 1995 reflect the results of the Company for 1996 and the predecessor company, Niagara LaSalle, for all of 1995.

Year ended December 31, 1997 compared with December 31, 1996

      Net sales for the twelve months ended December 31, 1997 were $204,962,133, an increase of $130,152,613, or 174.0%, over the same period in 1996. This increase was primarily due to sales attributable to LaSalle.

      Cost of sales for the twelve months ended December 31, 1997 was $180,532,223, an increase of $114,417,738, or 173.1%, over the same period in 1996. This increase was attributable to increased volume following the acquisition of LaSalle. Gross margins for the twelve months ended December 31, 1997 increased by 0.3% over the same period in 1996 due to greater emphasis on higher margin and value-added products.

      Selling, general and administrative expenses increased by $6,743,856 to $12,449,505, or 6.1%, of sales in the twelve months ended December 31, 1997 compared to 7.6% for the same period in 1996. The dollar increase was due to increased sales, and the decline as a percentage of sales was caused by the consolidation of the Niagara LaSalle and LaSalle sales forces and personnel reductions at LaSalle.

      Interest expense increased by $4,337,477 to $5,874,194 primarily due to higher levels of borrowing incurred in financing the acquisition of LaSalle.

      In 1997, Niagara LaSalle issued the Subordinated Notes. Net proceeds from the sale of the Subordinated Notes, together with borrowings under the revolving credit and term loan agreement, were used to finance the acquisition of LaSalle and refinance existing Niagara LaSalle indebtedness. In connection with the prepayment of the Subordinated Notes, the Company was required to write off unamortized debt issuance costs and incurred a prepayment charge in the aggregate amount of approximately $3,326,000. The resultant one time, after-tax charge amounted to approximately $2,062,000. The Subordinated Notes and prepayment charge were paid from the proceeds of the Warrants exercised during the fourth quarter of 1997.

      Income before the extraordinary loss on the early extinguishment of the debt for the twelve months ended December 31, 1997 was $3,974,503, an increase of $2,910,643, or 273.6%, from the same period in 1996. This increase was due primarily to the addition of LaSalle's results from April 1, 1997.

      Net income for the twelve months ended December 31, 1997 was $1,912,318, an increase of $848,458, or 79.8%, from the same period in 1996. This increase was due primarily to the addition of LaSalle's results from April 1, 1997.

Year ended December 31, 1996 compared with December 31, 1995

      Net sales for the twelve months ended December 31, 1996 were $74,809,520, an increase of $24,304,035, or 48.1%, over the same period in 1995. This increase was primarily due to sales attributable to Southwest.

      Cost of sales for the twelve months ended December 31, 1996 was $66,114,485, an increase of $21,729,170, or 49.0%, over the same period in 1995. This increase was attributable to increased volume following the acquisition of Southwest. Gross margins for the twelve months ended December 31, 1996 decreased by 0.5% over the same period in 1995 due to pricing pressures.

      Selling, general and administrative expenses increased by $2,801,545 to $5,705,649, or 7.6%, of sales in the twelve months ended December 31, 1996 compared to 5.8% for the same period in 1995. This increase was caused by increased costs associated with the increased volume, increased Canadian goods and services taxes and duties resulting from increased Canadian sales and increased depreciation and amortization associated with the step-up in basis of Niagara LaSalle's fixed assets.

      Interest expense increased by $765,445 to $1,536,717 primarily due to higher levels of borrowing incurred in financing the acquisition of Southwest.

      Net income for the twelve months ended December 31, 1996 was $1,063,860, an increase of $538,483, or 102.5%, from the same period in 1995. This increase was due primarily to the inclusion of Niagara LaSalle's results for a full year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement or day-to-day operating expenses have been, and is expected to continue to be, funded by cash provided by operations and borrowings under its revolving credit facility. The Company's principal long-term liquidity requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand the facilities, machinery and equipment of Niagara LaSalle and LaSalle. Capital expenditures for the year ending December 31, 1997 were $5,572,754 compared to $4,418,944 for the same period in 1996. This increase in expenditures was largely due to the installation of a new production line at the Midlothian facility. The Company anticipates spending approximately $3,000,000 for capital expenditures during 1998.

      Cash flow of the Company provided by operations was $9,333,468 for the year ended December 31, 1997, which included the cash flow of Niagara LaSalle for the entire year and the cash flow of LaSalle from April 1, 1997. The cash flow of the Company provided by operations was $4,831,940 for the year ended December 31, 1996, which included the cash flow of Niagara LaSalle for the entire year and the cash flow of Southwest from February 1, 1996. This $4,501,528 increase, or 93.1%, from the prior year is largely attributable to an increase of $848,958 in net income and an increase of $3,687,545 in depreciation and amortization. Net proceeds from financing activities of $75,098,436 were used to acquire LaSalle ($67,240,000) and to acquire fixed assets ($5,572,754). Cash and cash equivalents at December 31, 1997 was $13,207,077, an increase of $11,619,150 as compared to December 31, 1996.

      On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara LaSalle and LaSalle entered into a revolving credit and term loan agreement (the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., National City Bank, National Bank of Canada and the Prudential Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan. The obligations of Niagara LaSalle and LaSalle under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara LaSalle and LaSalle.

      Principal of the term loan under the Credit Agreement amortizes in monthly installments that commence on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara LaSalle from time to time) plus 285 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2000. Interest on such loans is payable in monthly installments and is either 250 basis points above the LIBOR rate (for a period specified by Niagara LaSalle from time to time) or M&T's prime rate plus 25 basis points.

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle is currently in compliance with all of these requirements.

      Note and stock purchase agreements were entered into on April 18, 1997, by and among Niagara, Niagara LaSalle, LaSalle and, respectively, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company (collectively, the "Note and Stock Purchase Agreements") providing for, among other things, the issuance and sale of the Subordinated Notes. In connection with this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock.

      On October 31, 1997, Niagara exercised its right to redeem all of its then outstanding and unexercised Warrants. Each outstanding Warrant entitled the holder to purchase from Niagara, prior to the exercise deadline, one share of Niagara Common Stock at an exercise price of $5.50. Of the 6,050,000 Warrants outstanding prior to the call for redemption, 6,042,990 were exercised resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock. The Company used approximately $21.8 million of such proceeds to prepay, at 107% plus accrued interest, the Subordinated Notes.

      At December 31, 1997, Niagara LaSalle had borrowed $21,800,000 under its revolving credit facility and had approximately $20,000,000 in available credit thereunder. Working capital of the Company at December 31, 1997 and 1996 was $38,746,722 and $12,087,913, respectively.


YEAR 2000 COMPLIANCE

      The Company is in the process of modifying and upgrading its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of this process will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1998, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information which supersedes SFAS No. 14, "Financial Reporting Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to impact the Company's financial statements or disclosures.

      In February 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. Due to the recent issuance of this standard, management has been unable to fully evaluate the extent of future financial statement disclosures that may be required.


          CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The factors discussed under "Risk Factors" in Niagara's Post-Effective Amendment No. 3 to its Registration Statement No. 33-64682, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, including, without limitation, in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in future filings by Niagara with the Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and other similar expressions are intended to identify forward-looking statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS
                                                            Page
NIAGARA CORPORATION AND SUBSIDIARIES:
  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....    14
  BALANCE SHEETS.........................................    15
  STATEMENTS OF OPERATIONS...............................    16
  STATEMENTS OF STOCKHOLDERS' EQUITY.....................    17
  STATEMENTS OF CASH FLOWS...............................    18
  NOTES TO FINANCIAL STATEMENTS..........................    19

NIAGARA LASALLE CORPORATION (FORMERLY NIAGARA COLD
   DRAWN CORP.) IS CONSIDERED A PREDECESSOR COMPANY AND
   THE INFORMATION DISCLOSED HEREIN IS AS OF AND PRIOR
   TO THE DATE THE DATE OF ACQUISITION BY NIAGARA
   CORPORATION (AUGUST 16, 1995):
    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...    40
    STATEMENTS OF OPERATIONS.............................    41
    STATEMENT OF CASH FLOWS..............................    42
    NOTES TO FINANCIAL STATEMENTS........................    43



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation and Subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niagara Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/  BDO Seidman, LLP

BDO Seidman, LLP


New York, New York

March 6, 1998


                                                              NIAGARA CORPORATION
                                                                 AND SUBSIDIARIES

                                                                   BALANCE SHEETS
==========================================================================================
December 31,                                                     1996             1997
------------------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash and cash equivalents                            $      1,587,927 $      13,207,077
  Trade accounts receivable, net of allowance for
    doubtful accounts of $233,000 and $727,000
    (Notes 6 and 13)                                          5,952,896        21,660,230
  Inventories (Notes 4 and 6)                                14,446,473        35,189,568
  Deferred income taxes (Note 12)                                     -         1,401,000
  Other current assets                                          253,078         1,822,354
------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                   22,240,374        73,280,229
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 5 AND 6)           21,649,219        89,162,776
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $76,030
  AND $145,013 (NOTE 3)                                       2,543,294         2,177,125
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
  AMORTIZATION OF $73,792 IN 1997                                     -           701,208
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF
  $82,680 AND $277,361                                          914,928         1,198,528
------------------------------------------------------------------------------------------
                                                       $     47,347,815 $     166,519,866
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT:
  Accounts payable                                     $      6,470,358 $      20,984,715
  Accrued expenses                                            1,809,064         8,679,723
  Due to Quanex Corporation (Note 3(b))                               -         1,371,000
  Current maturities of long-term debt (Note 6)               1,662,039         3,498,069
  Deferred income taxes (Note 12)                               211,000                 -
      TOTAL CURRENT LIABILITIES                              10,152,461        34,533,507
OTHER:
  Long-term debt, less current maturities (Note 6)           18,075,147        59,184,388
  Accrued pension cost (Note 7)                                       -         1,845,900
  Accrued post-retirement welfare benefits (Note 8)                   -        12,691,000
  Deferred income taxes (Note 12)                             3,594,000         5,726,000
  Other noncurrent liabilities                                        -           542,669
------------------------------------------------------------------------------------------
      TOTAL OTHER LIABILITIES                                21,669,147        79,989,957
------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 10, 11 AND 15)
STOCKHOLDERS' EQUITY (NOTES 2, 9 AND 11):
  Preferred stock, $.001 par value - 500,000 shares
    authorized; none outstanding                                     -                 -
  Common stock, $.001 par value -  15,000,000 shares
    authorized; 3,668,750 and 9,997,455 outstanding               3,669             9,998
  Additional paid-in capital                                 15,560,127        50,111,675
  Retained earnings (deficit)                                   (37,589)        1,874,729
------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                             15,526,207        51,996,402
------------------------------------------------------------------------------------------
                                                       $     47,347,815 $     166,519,866
==========================================================================================

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                                              NIAGARA CORPORATION
                                                                 AND SUBSIDIARIES

                                                         STATEMENTS OF OPERATIONS
=======================================================================================
Year ended December 31,                         1995(a)         1996(b)         1997(c)
---------------------------------------------------------------------------------------
NET SALES (NOTES 1 AND 13)                 $ 17,035,038    $ 74,809,520    $204,962,133
COST OF PRODUCTS SOLD (NOTE 14)              15,541,996      66,114,485     180,532,223
---------------------------------------------------------------------------------------
      GROSS PROFIT                            1,493,042       8,695,035      24,429,910
OPERATING EXPENSES:
  Selling, general and administrative         1,264,687       5,705,649      12,449,505
---------------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                    228,355       2,989,386      11,980,405
INTEREST INCOME                                 628,375         100,244         160,048
INTEREST EXPENSE                               (272,312)     (1,536,717)     (5,874,194)
---------------------------------------------------------------------------------------
OTHER INCOME                                          -         126,147         187,244
      INCOME BEFORE TAXES AND
        EXTRAORDINARY LOSS                      584,418       1,679,060       6,453,503
TAXES ON INCOME (NOTE 12)                       240,000         615,200       2,479,000
---------------------------------------------------------------------------------------
      INCOME BEFORE EXTRAORDINARY LOSS          344,418       1,063,860       3,974,503
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET
  OF INCOME TAX BENEFIT OF $1,264,000
  (NOTE 17)                                           -               -     (2,062,185)
---------------------------------------------------------------------------------------
NET INCOME                                 $    344,418    $  1,063,860    $  1,912,318
=======================================================================================
EARNINGS PER SHARE (BASIC):
  Income before extraordinary loss         $        .10    $        .30    $        .94
  Extraordinary loss                                  -               -    $       (.49)
---------------------------------------------------------------------------------------
  Net income per share (basic)             $        .10    $        .30    $        .45
=======================================================================================
EARNINGS PER SHARE (DILUTED):
  Income before extraordinary loss         $        .10    $        .30    $        .78
  Extraordinary loss                                  -               -            (.40)
---------------------------------------------------------------------------------------
  Net income per share (diluted)           $        .10    $        .30    $        .38
=======================================================================================
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (NOTE 16):
    Basic                                     3,500,000       3,602,818       4,246,925
    Diluted                                   3,500,000       3,602,818       5,095,350
=======================================================================================

---------

(a)  Includes the results of Niagara LaSalle for the period from
     August 17, 1995 to December 31, 1995.
(b)  Includes the results of Niagara LaSalle for the entire year, and the results of Southwest from February 1, 1996.
(c)  Includes the results of Niagara LaSalle for the entire year and the results of LaSalle from April 1, 1997.
=======================================================================================
                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




                                                                      NIAGARA CORPORATION
                                                                         AND SUBSIDIARIES

                                                       STATEMENTS OF STOCKHOLDERS' EQUITY

==============================================================================================================================
Years ended December 31, 1995, 1996 and 1997
------------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock
                                                    ------------------------   Additional      Retained          Total
                                                     Number of                   paid-in       earnings      stockholders'
                                                       shares        Amount      capital       (deficit)         equity
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                             2,925,001       $2,925    $12,524,073    $(1,344,423)        $11,182,575
Accretion to redemption value of common stock
  subject to possible
  redemption through August 16, 1995                         -            -              -       (101,444)           (101,444)
Reclassification of common stock subject to
  possible redemption                                  574,999          575      3,036,223               -          3,036,798
Net income                                                   -            -              -         344,418            344,418
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                           3,500,000        3,500     15,560,296     (1,101,449)         14,462,347
Shares issued (Note 2)                                 168,750          169          (169)               -                  -
Net income                                                   -            -              -       1,063,860          1,063,860
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                           3,668,750        3,669     15,560,127        (37,589)         15,526,207
Shares issued (a)                                      285,715          286      1,321,146               -          1,321,432
Shares issued (b) (Note 2)                           6,042,990        6,043     33,230,402               -         33,236,445
Net income                                                   -            -              -       1,912,318          1,912,318
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                           9,997,455       $9,998    $50,111,675    $  1,874,729        $51,996,402
=============================================================================================================================

---------

(a) On April 18, 1997, Niagara issued 285,715 shares of Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle.
(b)  Proceeds from exercise of Warrants during December 1997 (Note 2).
==============================================================================

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.





                                                          Niagara Corporation
                                                             and Subsidiaries

                                                     Statements of Cash Flows
                                                                    (Note 19)

-----------------------------------------------------------------------------------------------
Year ended December 31,                             1995(a)         1996(b)          1997(c)
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                    $    344,418     $  1,063,860     $  1,912,318
-----------------------------------------------------------------------------------------------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                    472,663        1,846,058        5,533,603
    Noncash portion of extraordinary loss               --               --            662,185
    Gain on sale of property                            --           (124,773)            --
    Accrued post-retirement welfare benefits            --               --            150,000
    Provision for doubtful accounts                   36,000           68,991           88,905
    Deferred income taxes                            216,000          229,000          520,000
    Accrued pension costs                               --               --           (566,100)
    Other                                               --               --            (13,529)
    Interest on U.S. Government securities
      in trust fund                                 (507,473)            --               --
    Changes in assets and liabilities,
      net of effects from purchase of
      Niagara LaSalle in 1995, Southwest
      in 1996 and LaSalle in 1997:
        (Increase) decrease in accounts
          receivable                                 (83,599)       1,131,906        3,144,270
        Decrease in inventories                      640,288        3,516,779        3,433,310
        Increase in other assets                     (98,613)        (169,909)      (1,868,179)
        Decrease in trade accounts payable,
          accrued expenses and other
          noncurrent liabilities                  (3,390,808)      (2,729,972)      (3,663,315)
-----------------------------------------------------------------------------------------------
           Total adjustments                      (2,715,542)       3,768,080        7,421,150
-----------------------------------------------------------------------------------------------
           Net cash provided by (used in)
             operating activities                 (2,371,124)       4,831,940        9,333,468
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property                        --            551,000             --
  Acquisition of Niagara LaSalle, net
    of cash acquired                             (11,862,766)            --               --
  Acquisition  of Southwest,  net of
    cash acquired                                       --         (2,354,289)            --
  Acquisition of LaSalle, net of cash
    acquired                                            --               --        (67,240,000)
  Acquisition of fixed assets                       (293,661)      (4,418,944)      (5,572,754)
  Deferred acquisition costs                        (115,000)            --               --
  Cumulative maturities of U.S. Government
    securities deposited in trust fund            89,592,484             --               --
  Cumulative maturities of U.S. Government
    securities reinvested in trust fund          (74,400,900)            --               --
-----------------------------------------------------------------------------------------------
           Net cash provided by (used in)
             investing activities                  2,920,157       (6,222,233)     (72,812,754)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of stock warrants              --               --         33,236,445
  Net borrowings under revolving line of
    credit                                           998,445          (31,960)            --
  Proceeds from long-term debt                          --          9,998,963       81,800,000
  Repayment of long-term debt                       (297,338)      (9,051,147)     (38,372,928)
  Financing costs                                       --           (124,533)      (1,565,081)
-----------------------------------------------------------------------------------------------
           Net cash provided by financing
             activities                              701,107          791,323       75,098,436
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                      1,250,140         (598,970)      11,619,150
Cash and cash equivalents, beginning of
   year                                              936,757        2,186,897        1,587,927
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year          $  2,186,897     $  1,587,927     $ 13,207,077
-----------------------------------------------------------------------------------------------

-------------
(a) Includes the cash flows of Niagara LaSalle for the period from August 17, 1995 to December 31, 1995.

(b) Includes the cash flows of Niagara LaSalle for the entire year, and the cash flows of Southwest from February 1, 1996.

(c) Includes the cash flows of Niagara LaSalle for the entire year and the cash flows of LaSalle from April 1, 1997.


              See accompanying notes to financial statements.



                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

                                              NOTES TO FINANCIAL STATEMENTS
=============================================================================
1.   SUMMARY OF            Organization and Business Operations
     ACCOUNTING
     POLICIES
                           Niagara Corporation ("Niagara") was incorporated in Delaware on April 27, 1993 with the objective of acquiring an operating business in the metals processing and distribution industry or metals-related manufacturing industry.

                          Niagara consummated an initial public offering on August 20, 1993 and raised net proceeds of $15,295,100 and, as discussed in Note 3, has made acquisitions of cold drawn steel bar producers since that date.

                          Niagara, through its subsidiaries, Niagara
                          LaSalle Corporation (formerly Niagara Cold Drawn
                          Corp) ("Niagara LaSalle"), and LaSalle Steel
                          Company ("LaSalle," and together with Niagara and Niagara LaSalle, the "Company"), operates from five principal locations: Buffalo (New York); Chattanooga (Tennessee); Midlothian (Texas); and Hammond and Griffith (Indiana). Niagara's subsidiaries produce cold drawn steel bars for steel service centers and original equipment manufacturers throughout North America. The Company competes in a narrow sector of the steel industry and its business is affected by conditions within the broader steel and machine tool industries. It grants trade credit to its customers consistent with industry practice.

                          Earnings Per Share

                          In February 1997, the Financial Accounting
                          Standards Board ("FASB") issued Statement of
                          Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes all such dilutive effects and, as such, is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

                          Cash Equivalents

                          For purposes of the statements of cash flows, the Company considers cash equivalents to consist of all short-term highly liquid debt instruments which are readily convertible into cash at par value (cost). Cash equivalent investments were $1,370,981 and $12,359,973 at December 31, 1996 and 1997, respectively.

                          Revenue Recognition

                          Revenue from the sale of products is recorded at the time the goods are shipped. Net delivery costs are classified as a reduction of sales.

                          Inventories

                          Inventories are stated at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) method.

                          Property, Plant and Equipment

                          Property, Plant and Equipment Property, plant and equipment is stated at cost.

                          Additions to property, plant and equipment are stated at cost and include expenditures for new facilities and those which substantially increase the useful lives of existing property, plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred.

                          The Company provides for depreciation of property, plant and equipment at rates designed to amortize such equipment over their useful lives. Depreciation is computed on the straight-line method using lives of 3 to 15 years on machinery and equipment and furniture and fixtures, and 10 to 20 years on buildings and improvements and leasehold improvements.

                          OTHER CURRENT ASSETS

                          Other current assets at December 31, 1997 includes a $600,000 loan due from a related party. This loan bears interest at a rate of 5.68% and is due in December 1998.

                          Intangible Assets Niagara

                          LaSalle has a Power Authority of New York Power Replacement Agreement which provides for low cost energy and is included in other assets. The agreement is being amortized on a straight-line basis over 10 years.

                          Deferred financing costs are being amortized on a straight-line basis over the term of the related debt, which is seven years.

                          Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired. Amortization is computed using the straight-line method over 30 years.

                          Evaluating Recoverability of Long-Lived Assets

                          The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No impairments have been recorded through December 31, 1997.

                          Income Taxes

                          Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities in accordance with SFAS No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

                           Reclassifications

                           Certain reclassifications, primarily relating to delivery costs, have been made to prior year amounts to conform to current year presentation. Net sales for 1995 and 1996 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to income from operations for these periods.

                           Stock-Based Compensation

                           In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

                           New Accounting Standards Not Yet Adopted

                           In June 1997, the FASB issued SFAS No. 130,
                           "Reporting Comprehensive Income," which
                           establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                           Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to impact the Company's financial statements or disclosures.

                           In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. Due to the recent issuance of this standard, management has been unable to fully evaluate the extent of future financial statement disclosures that may be required.

2.   PUBLIC OFFERING AND   On August 20, 1993, Niagara sold 2,875,000 units
     SUBSEQUENT COMMON     ("Units") in an initial public offering (the
     STOCK ISSUANCES       "Offering"). Each Unit consisted of one share of
                           Niagara Common Stock, par value $.001 per share, and two Redeemable Common Stock Purchase
                           Warrants ("Warrants"). Each Warrant entitled the holder to purchase from Niagara, until the close of business on August 13, 2000, one share of Niagara Common Stock at an exercise price of $5.50, subject to adjustment in certain circumstances. The Warrants were redeemable at a price of $.01 per Warrant upon 30 days' notice in the event that the last sale price of the Common Stock was at least $10.00 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.

                           In 1993, Niagara issued an aggregate of $150,000 of promissory notes to certain accredited investors. These notes bore interest at the rate of 10% per annum and were repaid on the consummation of the Offering with accrued interest thereon. The investors were issued 300,000 warrants (valued at a nominal amount) which were (following Niagara's acquisition of Niagara LaSalle) identical to the Warrants.

                           On May 22, 1996, Niagara issued 168,750 shares of its Common Stock in exchange for unit purchase options (the "Purchase Options") issued to the underwriters of the Offering. The Purchase Options were exercisable until August 13, 1998 for an aggregate of 250,000 units at $9.00 per unit (subject, in each case, to certain antidilution adjustments), with each unit consisting of one share of Niagara Common Stock and two warrants, with each warrant exercisable for one share of Niagara Common Stock at $6.60.

                           On April 18, 1997, Niagara issued 285,715 shares of its Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle. (See Note 3.)

                           On October 31, 1997, Niagara exercised its right to redeem on December 9, 1997 (which date was extended to December 11, 1997) all of its then outstanding and unexercised Warrants at $.01 per Warrant. As a result of such action, the Warrants could not be exercised after the redemption date. Of the 6,050,000 Warrants outstanding, 6,042,990 were exercised prior to the exercise deadline, resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock.

3.   ACQUISITIONS OF       (a)  Acquisitions of Niagara LaSalle and Southwest
     NIAGARA LASALLE,
     SOUTHWEST AND         On August 16, 1995, Niagara acquired all of
     LASALLE               the issued and outstanding common and
                           preferred stock of Niagara LaSalle for
                           $10,744,045 in cash. Concurrent with this acquisition, which was approved by Niagara's stockholders, the shares of Niagara Common Stock subject to redemption totalling $3,036,798 were reclassified as additional paid-in capital since no shares were redeemed. This acquisition was accounted for as a purchase, and the financial statements include the results of Niagara
                           LaSalle from this acquisition date.


                           The purchase price of Niagara LaSalle, including certain transaction expenses of $1,174,377, was $11,918,422. Niagara LaSalle's stockholder's equity at August 16, 1995 was $6,519,678. After giving effect to this excess and a $3,309,000 deferred tax liability, the purchase price for Niagara LaSalle exceeded the book value of Niagara LaSalle's stockholder's equity by approximately $8,708,000. As a result of this acquisition, Niagara's net operating loss carryforward at August 16, 1995 of approximately $1,150,000 was able to be utilized. The tax benefit of this loss (which was previously fully reserved by a valuation allowance) totaled approximately $460,000. This amount was recorded as a deferred tax asset at the date of the acquisition of Niagara LaSalle. Approximately $1,000,000 of this loss was utilized as of December 31, 1995 and the remainder was utilized in 1996 to reduce current tax liabilities. In accordance with SFAS No. 109, "Accounting for Income Taxes," the tax benefit received from this utilization was reflected as a reduction of the deferred tax asset rather than a reduction in tax expense in the statement of operations.

                           On January 31, 1996, Niagara LaSalle entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, Niagara LaSalle purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara LaSalle discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase and financed by a $12,000,000 term loan and the utilization of a portion of Niagara LaSalle's revolving line of credit. The financial statements include the results of Southwest from February 1, 1996.

                           The Southwest purchase price, including certain transaction expenses of $524,270, together with assumed liabilities of $350,063, totaled $3,951,106. Southwest's stockholders' equity at January 31, 1996 was $1,071,782. The $2,879,324 excess has been allocated to goodwill and is being amortized on a straight-line basis over 30 years. During 1996, Southwest moved its operations from Tulsa, Oklahoma to a new facility in Midlothian, Texas. Southwest was merged into Niagara LaSalle on November 1, 1996 and, since then, has operated as a division of Niagara LaSalle.

                           On May 8, 1996, pursuant to the provisions of the Southwest stock purchase agreement, Niagara LaSalle asserted indemnification claims in the aggregate amount of approximately $1,300,000 against the former Southwest stockholders. On May 22, 1996, Niagara LaSalle brought an action against such stockholders relating to these claims. On November 24, 1997, the parties entered into a settlement agreement, pursuant to which Niagara LaSalle paid $525,000 to the former Southwest stockholders in full satisfaction of all amounts owing under the $1,156,773 principal amount of promissory notes issued to such individuals in connection with the acquisition. The difference between the principal amount of the promissory notes and the settlement amount, after related expenses, reduced the amount of goodwill recorded relating to the acquisition of Southwest.

                           Pro forma results of operations for 1995, as if both acquisitions had occurred January 1, 1995, are unaudited and are detailed below. Pro forma adjustments primarily include additional depreciation and amortization on the excess purchase price allocated to property, plant and equipment and intangible assets (Niagara LaSalle) and goodwill (Southwest), elimination of interest income on the portion of Niagara's investment in U.S. government securities deposited in a trust fund and liquidated upon consummation of the acquisition of Niagara LaSalle, elimination of the Niagara LaSalle employment expense (exercise of management options), additional accrual of salaries for Niagara management, elimination of merger costs on terminated transactions prior to the acquisition of Niagara LaSalle, elimination of other nonrecurring items and provision for income taxes. This pro forma financial data does not purport to be indicative of the results which actually could have been obtained had such transactions been completed as of the assumed date. Information has not been presented for 1996 since the pro forma results reflecting Southwest were not materially different from the accompanying financial statements.


                          Year ended December 31, 1995
                          ---------------------------------------------------
                          Net sales                         $84,654,000
                          Net income                            882,000
                          Net income per share (basic and           .25
                            diluted)
                          ===================================================

                          (b)  Acquisition of LaSalle


                               On April 18, 1997, Niagara and Niagara
                               LaSalle entered into a stock purchase
                               agreement with Quanex Corporation
                               ("Quanex"), pursuant to which, and at a
                               closing occurring simultaneously therewith,
                               Niagara LaSalle purchased from Quanex all of the outstanding shares of capital stock of LaSalle Steel Company ("LaSalle"). Pursuant to the LaSalle stock purchase agreement and in consideration for the sale of the LaSalle shares (i) Niagara LaSalle paid Quanex $65,500,000 in cash at the closing and (ii) Quanex or Niagara LaSalle, as the case may be, agreed to pay the other an amount based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997 as reflected on LaSalle's balance sheets as of such dates. The LaSalle stock purchase agreement also provided that Quanex or Niagara LaSalle, as the case may be, pay the other an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

                               On July 2, 1997, Niagara and Niagara LaSalle submitted to Quanex a statement disputing certain amounts reflected on the March 31, 1997 balance sheet of LaSalle submitted by Quanex. This balance sheet indicated that, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997, Niagara LaSalle owed Quanex $2,154,000. In accordance with the LaSalle stock purchase agreement, the parties submitted their respective claims to an independent accounting firm for binding arbitration. Pursuant to the decision in such arbitration, Niagara LaSalle's payment to Quanex was reduced to $1,371,000. This amount was paid in January 1998.

                               The acquisition of LaSalle was accounted for as a purchase, and the financial statements include the results of LaSalle from April 1, 1997. The purchase price, including acquisition costs and other estimated liabilities as of the acquisition date, was approximately $68,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000 and, based on an appraisal, the excess was primarily allocated to property, plant and equipment. The fair value of assets acquired was approximately $110,000,000 and was allocated primarily to property, plant and equipment ($67,000,000), inventories
                               ($24,000,000) and accounts receivable
                               ($19,000,000).

                               The acquisition of LaSalle and the
                               refinancing of existing Niagara LaSalle
                               indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara LaSalle and LaSalle (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan and (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara LaSalle due April 18, 2005 (the "Subordinated Notes"). In connection with the subordinated debt portion of this financing, the purchasers of these notes were issued 285,715 shares of Niagara Common Stock. (See Note 2.) The fair value of these shares ($1,321,000) was charged to deferred debt issuance costs.

                               Pro forma results of operations, assuming the acquisition had occurred on January 1, 1996, are unaudited and detailed below. Pro forma adjustments primarily include additional depreciation and amortization on excess purchase price allocated to property, plant, equipment and additional interest expense related to debt incurred for the acquisition.

                               This pro forma data does not purport to be indicative of the results which actually would have been obtained had such transactions been completed as of the assumed dates or of the results which may be obtained in the future.


                               Year ended December 31,     1996        1997
                               -----------------------------------------------
                               Net sales              233,560,000 $249,211,000
                               Income before extra-
                                 ordinary loss            304,000    3,759,000
                               Net income                 304,000    1,697,000
                               Income per share -
                                before extraordinary
                                loss (basic)                  .08          .89
                               Income per share -
                                before extraordinary
                                loss (diluted)                .08          .74
                               Net income per share
                                 (basic)                      .08          .40
                               Net income per share
                                 (diluted)                    .08          .33
                               ===============================================

4.  INVENTORIES           Inventories consisted of the following:


                          December 31,             1996              1997
                          ----------------------------------------------------
                          Raw materials         $6,302,827        $13,179,052
                          Work-in-process        1,252,278          5,984,649
                          Finished goods         6,891,368         16,025,867
                          ----------------------------------------------------
                                             $  14,446,473        $35,189,568
                          ====================================================


5.  PROPERTY, PLANT AND   Property, plant and equipment consisted of the
      EQUIPMENT           following:


                          December 31,                     1996        1997
                          ----------------------------------------------------
                          Land, buildings and
                            improvements              $ 7,447,214 $24,354,077
                          Leasehold improvements          717,095     748,877
                          Machinery and equipment      15,026,487  69,596,920
                          Furniture and fixtures          571,924   1,567,601
                          ----------------------------------------------------
                                Total                  23,762,720  96,267,475
                          Less: Accumulated
                            depreciation and
                            amortization                2,113,501   7,104,699
                          ----------------------------------------------------
                                                      $21,649,219 $89,162,776
                          ====================================================



6.   LONG-TERM DEBT       The long-term debt consisted of the following:


                           December 31, 1996 1997
                           Term note payable - bank,
                           maturing in monthly
                           installments of interest
                           only through October 1997,
                           followed by monthly
                           installments of principal
                           plus interest from
                           November 1997 through
                           March 2004. Beginning
                           November 1, 1997 through
                           April 1, 1998, the monthly
                           installments of principal
                           are $166,666. The monthly
                           principal payment is
                           adjusted annually each
                           subsequent May 1, with the
                           final installment due and
                           payable on April 1, 2004.
                           Interest is calcu lated at
                           either the LIBOR rate plus
                           285 basis points or the
                           bank's prime rate plus 50
                           basis points (effec tive
                           rate of 8.7875% at
                           December 31, 1977)         $         - $39,666,668

                         Secured bank revolving
                           line of credit up to
                           $50,000,000 due April 17,
                           2000, limited to a portion
                           of the value of eligible
                           accounts receivable and
                           inventories. Interest is
                           payable in monthly install
                           ments at either the LIBOR
                           rate plus 250 basis points
                           or the bank's prime rate
                           plus 25 basis points
                           (effec tive rate of 8.75%
                           on $11,800,000 and 8.4805%
                           on $10,000,000 at December
                           31, 1997)                            -  21,800,000

                          Note payable - former
                           Southwest stockholder,
                           maturing $64,143 annually
                           on January 31, through
                           2010, plus interest at
                           8.5%, guaranteed by
                           Niagara (Note 3)               898,000    833,857

                          Note payable - former
                           Southwest stockholder,
                           maturing $33,333 annually
                           on April 17, through 2005,
                           plus interest at 10%           300,000    266,667

                          Term note payable - bank,
                           paid in full in 1997        12,000,000          -

                          Secured bank revolving
                           line of credit up to
                           $14,000,000, paid in full
                           in 1997                      5,146,579          -

                          Notes payable - former
                           Southwest shareholders,
                           settled in 1997 (Note 3)     1,156,773          -

                           Other notes payable            235,834    115,265
                          ----------------------------------------------------
                                                       19,737,186  62,682,457
                          Less: Current maturities
                           of long-term debt            1,662,039   3,498,069
                          ----------------------------------------------------
                                                      $18,075,147 $59,184,388
                          ====================================================

                          The revolving line of credit and term loan agreement is collateralized by substantially all of the assets of Niagara LaSalle and LaSalle and guaranteed by Niagara. This agreement contains, among other things, certain financial covenants relating to current ratio, tangible net worth, and interest coverage ratio, and restrictions on capital expenditures, new indebtedness, operating leases and dividends.

                          Approximate maturities of long-term debt over the next five years are as follows:

                          Year ended December 31,
                          ----------------------------------------------------
                          1998                              $ 3,498,000
                          1999                                4,794,000
                          2000                               27,564,000
                          2001                                6,764,000
                          2002                                7,764,000
                          ====================================================


 7.  PENSION PLANS AND    LaSalle sponsors two contributory defined benefit
     RETIREMENT BENEFITS  pension plans, which cover substantially all employees of LaSalle. The hourly employees' plan pays benefits to employees at retirement using formulas based upon years of service and job classification. The salaried employees' pension plan pays benefits to employees at retirement using formulas based upon compensation and credited service. Effective April 18, 1997, the salaried plan was amended to discontinue all benefit accruals following October 31, 1997.
                          Since the original intent at the time of the acquisition of LaSalle was to discontinue benefit accruals under this plan, no curtailment accounting was required under SFAS No. 88;
                          rather, the adjustment to the plan was recorded as an acquisition adjustment.

                          The plans' funded status as of December 31, 1997 was approximately as follows:

                                             Salaried    Hourly
                                                Plan      Plan       Total
                          ---------------------------------------------------
                          Assets available
                            for benefits   $ 8,420,000 $ 9,681,000 $18,101,000
                          ----------------------------------------------------
                          Projected benefit
                            obligation:
                             Vested         (7,867,000) (9,313,000)(17,180,000)
                             Nonvested        (398,000) (1,956,000) (2,354,000)
                          -----------------------------------------------------
                          Accumulated
                            benefit
                            obligation      (8,265,000)(11,269,000)(19,534,000)
                          Effect of
                            future
                            salary in-
                            creases           (163,000)   (102,000)   (265,000)
                         ------------------------------------------------------
                         Total projected
                           benefit obliga-
                           tion             (8,428,000)(11,371,000)(19,799,000)
                         ------------------------------------------------------
                         Assets less than
                           projected
                           benefit
                           obligation          (8,000)  (1,690,000) (1,698,000)
                         Unrecognized
                           accumulated
                           (gain) loss       (192,900)      45,000    (147,900)
                         -----------------------------------------------------
                         Accrued pension
                           cost          $   (200,900)$(1,645,000)$ (1,845,900)
                         ======================================================

                          The projected unit credit method was used to determine the actuarial present value of the accumulated benefit obligation and the projected benefit obligation. For the initial period ended December 31, 1997, the discount rate was 7.5% and the expected long-term rate of return on assets was 10%. The assumed rate of increase in future compensation levels was 3% for the hourly plan. The plan invests primarily in marketable equity and debt securities.

                          Net pension costs for the above-defined benefit plans were as follows:


                         Period April 1, 1997 to December 31, 1997
                         -----------------------------------------------------
                         Benefits earned during the year        $     696,000
                         Interest cost on projected benefit
                           obligation                              (1,037,000)
                         Actual return on plan assets              (1,396,000)
                         Deferred gain on assets                      148,000
                         -----------------------------------------------------
                         Total                                  $     485,000
                         =====================================================


                         The Company maintains a contributory salary deferral retirement plan (401(k)) for all employees other than those subject to a collective bargaining agreement. Under the terms of this plan, participants may elect to defer up to 15% of their earnings. During 1997, this plan was amended to change the matching portion for employee elective deferrals to a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and to provide for an additional employer contribution equal to 2% of earnings. During 1996, Niagara LaSalle matched 25% of the participant's contributions to this plan, up to a maximum of 4% of the participant's earnings.

                         LaSalle maintains a contributory salary deferral retirement plan (401(k)) for its union employees. This plan provides for a 25% match of the first 5% of employee contributions.

                         All contributions under these plans are subject to the limitations of Section 401 of the Internal Revenue Code and the requirements of the Employee Retirement Income Security Act of 1974. Total expense related to these plans was approximately $288,000 and $25,000 for the years ended December 31, 1997 and 1996, respectively. The funds are invested primarily in annuity contracts.

8.  POST-RETIREMENT      LaSalle provides certain health care and life
    BENEFITS             insurance benefits for eligible retired employees.
    OTHER THAN PENSIONS  Employees may become eligible for those benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay-as-you-go basis and, for the period from April 1, 1997 to December 31, 1997, LaSalle made benefit payments totalling $682,000.

                         The following table sets forth the funded status of LaSalle's projected post-retirement benefits other than pensions, reconciled with amounts shown in the balance sheet at:

                         December 31, 1997
                         -----------------------------------------------------
                         Accumulated post-retirement benefit
                         obligation:
                          Retirees                               $ (7,359,000)
                          Fully eligible active plan parti-
                            cipants                                (1,522,000)
                          Other active plan participants           (3,582,000)
                        ------------------------------------------------------
                        Accumulated post-retirement benefit
                          obligation in excess of plan
                          assets                                  (12,463,000)
                        Unrecognized net gain from past
                          experience different from that
                          assumed                                      10,000
                        Other                                        (238,000)
                        ------------------------------------------------------
                        Accrued post-retirement welfare benefit
                        liability                                $(12,691,000)
                        ======================================================
                        Net periodic post-retirement benefit
                          cost:
                        Service cost-benefits attributed to
                          service during the period              $    152,000
                        Interest cost on accumulated post-
                          retirement benefit cost                     680,000
                        ------------------------------------------------------
                        Net periodic post-retirement benefit
                          cost                                   $   832,000
                        ======================================================

                         The assumed health care cost trend rate was 5%. The assumed discount rate used to measure the accumulated post-retirement benefit obligation was 7.5% at December 31, 1997.

                         The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost recorded. For example, if the health care cost trend rate assumptions were increased by 1%, the accumulated post-retirement benefit obligation as of December 31, 1997 would be increased by 14.1%. The effect of this change on the sum of the service cost and interest cost for the initial period ended December 31, 1997 would be an increase of 16.3%.

 9. PREFERRED STOCK      Niagara is authorized to issue 500,000
                         shares of Preferred Stock, par value $.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

10. LEASE COMMITMENTS    Niagara leases office space under an operating
                         lease and Niagara LaSalle leases equipment and its Chattanooga, Tennessee facility under operating leases. At December 31, 1997, future minimum payments under noncancellable operating leases are approximately as follows:

                                                       Operating lease
                         ----------------------------------------------------
                         1998                            $   349,000
                         1999                                275,000
                         2000                                469,000
                         2001                                259,000
                         2002                                190,000
                         Thereafter                        1,364,000
                         ----------------------------------------------------
                         Total minimum lease payments     $2,906,000
                         ====================================================


                         Rent expense under operating leases was
                         approximately $63,000, $449,000 and $458,000 for
                         the years ended December 31, 1995, 1996 and 1997, respectively.


 11. STOCK OPTION PLAN   The Company has a stock option plan which provides
                         that the Compensation Committee of Niagara's Board of Directors may grant options to the Company's officers, directors, employees and independent contractors for up to 1,500,000 shares of Niagara
                         Common Stock.

                         The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, no compensation cost was recognized because the exercise price of Niagara's employee stock options equaled the market price of the underlying stock on the date of grant.

                         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997: dividend yield of -0- percent; expected volatility of 20 percent for 1995 and 1996 and 37.3% for 1997; risk-free interest rates of 6.6 percent; expected lives of 10 years and a discount due to marketability and dilution of 28, 28 and 22 percent in 1995, 1996 and 1997, respectively.

                         Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    1995      1996      1997
                         -----------------------------------------------------
                         Net income:
                           As reported         $344,418  $1,063,860 $1,912,318
                           Pro forma            250,368     798,133  1,494,881
                         Net income per
                           share (basic):
                             As reported            .10         .30       .45
                             Pro forma              .08         .22       .35
                         Net income per share
                           (diluted):
                             As reported            .10         .30       .38
                             Pro forma              .08         .22       .29
                         ====================================================






                           A summary of the status of the Company's stock option plan as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates, is presented below:

                                                         December 31, 1995     December 31, 1996     December 31, 1997
                                                         -----------------     -----------------     -----------------
                                                                  Weighted              Weighted              Weighted
                                                                  average               average               average
                                                                  exercise              exercise              exercise
                                                          Shares   price        Shares   price        Shares   price
                           -------------------------------------------------------------------------------------------
                           Outstanding at beginning
                             of year                            -   $    -      520,000      $5.75    815,000    $5.66
                           Granted                        520,000     5.75      295,000       5.50    375,000     5.72
                           Exercised                            -        -            -        -            -        -
                           Forfeited                            -        -            -        -            -        -
                           -------------------------------------------------------------------------------------------
                           Outstanding at end of year     520,000     5.75      815,000      $5.66  1,190,000    $5.68
                           -------------------------------------------------------------------------------------------
                           Options exercisable at
                             year-end                           -        -      254,666      $5.70    485,332    $5.69
                           -------------------------------------------------------------------------------------------
                           Weighted average fair
                           value of options granted
                           during the year                           $2.14                   $1.47               $2.78




                                                          NIAGARA CORPORATION
                                                             AND SUBSIDIARIES

                                                NOTES TO FINANCIAL STATEMENTS


                           The following table summarizes information about stock options outstanding at December 31, 1997.

                                                      Options outstanding                Options exercisable
                                               -------------------------------------    ----------------------
                                                              Weighted
                                                               average      Weighted                  Weighted
                                                 Number       remaining     average       Number      average
                              Range of        Outstanding    contractual    exercise    exercisale    exercise
                           exercise prices    at 12/31/97       life          price     at 12/31/97     price
                           -----------------------------------------------------------------------------------
                           $5.50 to $8.50      1,190,000       9 years        $5.68       485,332       $5.69

12. INCOME TAXES           The provision for Federal and state income
                           tax expense was comprised of the following:

                           Year ended December 31,    1995         1996          1997
                           ------------------------------------------------------------
                           Current:
                             Federal                 $12,000     $352,200    $1,801,000
                             State                    12,000       34,000       158,000
                           ------------------------------------------------------------
                                                      24,000      386,200     1,959,000
                           ------------------------------------------------------------
                           Deferred:
                             Federal                 208,000      207,000       425,000
                             State                     8,000       22,000        95,000
                           ------------------------------------------------------------
                                                     216,000      229,000       520,000
                           ------------------------------------------------------------
                           Total income taxes       $240,000     $615,200    $2,479,000

                           At December 31, deferred tax assets (liabilities) consisted of the following:

                           December 31,                                  1996            1997
                           ----------------------------------------------------------------------
                           New York State investment tax credits     $   427,000     $   667,000
                           Inventory reserves                                 --         446,000
                           Post-retirement benefit obligations                --         399,000
                           Accrued expenses deductible when paid         182,000       1,260,000
                           Inventory capitalization                      159,000          92,000
                           Allowance for doubtful accounts                89,000         281,000
                           ----------------------------------------------------------------------
                               Gross deferred tax assets                 857,000       3,145,000
                           Valuation allowance for deferred tax
                             assets                                     (427,000)       (667,000)
                           ----------------------------------------------------------------------
                               Net deferred tax assets                   430,000       2,478,000
                           ----------------------------------------------------------------------
                           Pushdown adjustment for property,
                             plant, equipment and intangibles         (2,379,000)     (2,173,000)
                           Book versus tax depreciation of
                             property, plant and equipment            (1,215,000)     (3,951,000)
                           Pushdown adjustment for inventories          (641,000)       (629,000)
                           Other                                              --         (50,000)
                           ----------------------------------------------------------------------
                               Gross deferred tax liabilities         (4,235,000)     (6,803,000)
                           ----------------------------------------------------------------------
                               Net deferred tax liabilities          $(3,805,000)    $(4,325,000)

                           Included in the accompanying balance sheets as follows:

                                                                   1996            1997
                           ---------------------------------------------------------------
                           Current asset for deferred
                             income taxes                             --         1,401,000
                           Current liability for deferred
                             income taxes                         (211,000)           --
                           Noncurrent liability for
                            deferred income taxes               (3,594,000)     (5,726,000)
                           ----------------------------------------------------------------
                           Net deferred tax liabilities        $(3,805,000)    $(4,325,000)


                           At December 31, 1997, Niagara LaSalle had New York State investment tax credit carryforwards of approximately $667,000, which may be available to offset certain future state income taxes. These credits expire through 2005. A valuation allowance has been provided for these tax credits. A reconciliation of the statutory Federal income tax rate and effective rate as a percentage of pre-tax income was as follows:

                                                            1995                   1996                   1997
                                                      ----------------      -----------------      --------------------
                                                       Amount       %        Amount       %          Amount       %
                           -----------------------    ----------------      -----------------      --------------------
                           Tax at statutory rate      $199,000    34.0      $591,000     34.0      $2,194,000    34.0
                           State income taxes,
                             net of Federal
                             income tax benefit         13,000     2.0        37,000      3.0         167,000     2.6
                           Goodwill amortization            --      --        30,000      3.0         118,000     1.8
                           Other, including prior
                             year overaccrual           28,000     5.0       (42,800)    (3.0)             --      --
                           -----------------------    ----------------      -----------------      --------------------
                           Effective tax rate         $240,000    41.0      $615,200     37.0      $2,479,000     38.4

13. MAJOR CUSTOMERS        The Company had three customers in 1997 to which
                           sales were approximately 27%, 8% and 6% of total sales. Accounts receivable from these major customers represented approximately 39% of aggregate accounts receivable at December 31, 1997. Sales to two customers during 1996 were approximately 25% and 18% of total sales.
                           Accounts receivable outstanding from these major customers represented approximately 46% of aggregate accounts receivable at December 31, 1996. Sales to three customers during 1995 were approximately 25%, 22% and 10% of total sales.

14. MAJOR SUPPLIER         The Company had one supplier in 1997 which
                           accounted for approximately 37% of the Company's total purchases.

15. COMMITMENTS AND        Niagara LaSalle and LaSalle are subject to
    CONTINGENCIES          Federal, state and local environmental laws and
                           regulations concerning, among other matters, water emissions and waste disposal. Management believes that Niagara LaSalle and LaSalle are currently in material compliance with all applicable environmental laws and regulations.

                           Under applicable state and Federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), LaSalle may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations LaSalle owns or operates or at which it arranged for disposal of such materials. The costs are largely covered by insurance. Management believes any settlement of these matters will not have a material adverse effect on the Company's financial position.

                           Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

                           Niagara LaSalle and its parent, Niagara, have entered into employment contracts with certain officers of Niagara LaSalle. The contracts, which expire in January 1999 and August 2000, provide minimum salary levels, adjusted annually for cost-of-living changes, as well as incentive bonuses and Niagara stock options. The aggregate contract commitment for future minimum salaries at December 31, 1997 was approximately $1,054,000.

                           The hourly labor force of LaSalle's Hammond facility, representing approximately 73% of LaSalle's personnel, is covered by a collective bargaining agreement which expires in May 1998.

16. EARNINGS PER SHARE     The following table sets forth the calculation
                           of weighted average common shares outstanding for the calculation of basic and diluted earnings per share:

                           December 31,                    1995         1996          1997
                           -----------------------------------------------------------------
                           Weighted average shares
                            (for basic earnings
                            per share)                  3,500,000    3,602,818     4,246,925
                           Effect of dilutive
                           securities:
                             Warrants and employee
                               stock options                   --           --       848,425
                           -----------------------------------------------------------------
                            Adjusted weighted
                             average shares and
                             assumed conversion
                            (for diluted earnings
                            per share)                  3,500,000    3,602,818     5,095,350

17. EXTRAORDINARY ITEM     In 1997, Niagara LaSalle sold the Subordinated
                           Notes. Net proceeds from the sale, together with borrowings under the revolving credit and term loan agreement, were used to finance the acquisition of LaSalle. (See Note 3)

                           In December 1997, in connection with the prepayment of the Subordinated Notes, the Company was required to write off unamortized debt issuance costs and incur a prepayment charge in the aggregate amount of approximately $3,326,000.
                           The resultant one time, after-tax charge amounted to approximately $2,062,000. The Subordinated Notes and prepayment charge were paid by Niagara from the proceeds of the Warrants exercised during the fourth quarter of 1997. (See Note 2)

18. DISCLOSURE ABOUT       The following  methods and assumptions were used
    FAIR VALUE OF          to estimate the fair value of each class of
    FINANCIAL              financial instruments for which it is practicable
    INSTRUMENTS            to estimate that value.

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

19. SUPPLEMENTAL CASH      Interest paid during 1995, 1996 and 1997 was
    FLOW INFORMATION       approximately $243,000, $1,357,000 and
                           $5,637,000, respectively.

                           Income tax payments made during 1995, 1996 and 1997 totaled approximately $1,000, $86,500 and $512,000, respectively.

                           As discussed in Note 3(a), Niagara acquired all the capital stock of Niagara LaSalle for $11,918,000 in 1995. In connection with this acquisition, net assets were acquired as follows:

                           Fair value of Niagara LaSalle assets acquired    $ 30,502,000
                           Liabilities assumed                                18,584,000)
                           --------------------------------------------------------------
                           Net assets acquired                              $ 11,918,000

                           As discussed in Note 3(a), Niagara LaSalle acquired all of the capital stock of Southwest for $3,951,000 in 1996. In connection with this acquisition, net assets were acquired as follows:

                           Fair value of Southwest assets acquired     $ 13,529,000
                           Liabilities assumed                          (12,457,000)
                           ---------------------------------------------------------
                           Net assets acquired                         $  1,072,000

                           As discussed in Note 3(b), Niagara LaSalle acquired all of the capital stock of LaSalle for $68,183,000 in 1997. In connection with this acquisition, net assets were acquired as follows:

                           Fair value of LaSalle assets acquired      $ 110,351,000
                           Liabilities assumed                          (42,168,000)
                           ---------------------------------------------------------
                           Net assets acquired                        $  68,183,000

                           Noncash investing and financing activities consist of the following:

                                                                              1996           1997
                           -------------------------------------------------------------------------
                           Deferred debt issuance costs recorded
                             as additional paid-in capital (Note 3(b))    $   --         $ 1,321,432
                           -------------------------------------------------------------------------
                           Adjustments arising from settlement with
                             former Southwest stockholders (Note 3(a)):
                               Decrease in goodwill                          --          $   310,715
                               Decrease in accounts receivable               --               89,491
                               Decrease in inventory                         --               81,595
                           -------------------------------------------------------------------------
                                 Decrease in long-term debt               $  --          $   481,801
                           -------------------------------------------------------------------------
                           Investment in LaSalle financed by
                             amount due to Quanex Corporation             $  --          $   933,000
                           -------------------------------------------------------------------------
                           Goodwill financed by debt                      $ 1,156,773    $        --


Report Of Independent Certified Public Accountants


To The Stockholder And Board Of Directors
Niagara LaSalle Corporation
Buffalo, New York

We have audited the accompanying statements of operations and cash flows for the period from January 1, 1995 to August 16, 1995 for Niagara LaSalle Corporation (formerly Niagara Cold Drawn Corp.). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Niagara Lasalle Corporation's operations and its cash flows for the period from January 1, 1995 to August 16, 1995 in conformity with generally accepted accounting principles.


/S/ BDO Seidman, LLP

BDO Seidman, LLP


New York, New York

March 8, 1996


                                                 NIAGARA LASALLE CORPORATION
                                          (FORMERLY NIAGARA COLD DRAWN CORP.)

                                                     STATEMENT OF OPERATIONS

                                                                          Memorandum only
                                                        Period from       ---------------
                                                         January 1,         Year ended
                                                     1995 to August 16,     December 31,
                                                           1995(a)            1995(b)
-------------------------------------------------------------------------------------------
NET SALES (NOTE 6)                                       $33,470,447         $50,505,485
COST OF PRODUCTS SOLD                                     28,843,319          44,385,315
-------------------------------------------------------------------------------------------
      GROSS PROFIT                                         4,627,128           6,120,170
-------------------------------------------------------------------------------------------
EXPENSES:
  Selling, general and administrative                      2,472,410           2,904,104
  Employment expense - management options (Note 2)         1,666,327(c)        1,666,327(c)
  Interest expense                                           498,960             771,272
-------------------------------------------------------------------------------------------
      TOTAL EXPENSES                                       4,637,697           5,341,703
-------------------------------------------------------------------------------------------
      OPERATING INCOME (LOSS)                                (10,569)             778,467
OTHER INCOME, NET                                                 --              16,910
-------------------------------------------------------------------------------------------
      INCOME (LOSS) BEFORE INCOME TAXE S                     (10,569)             795,377
INCOME TAXES (NOTE 4)                                             --              270,000
-------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $  (10,569)         $   525,377

-----------

(a)   Acquisition date by Niagara.

(b) This information is unaudited and is provided for informational purposes only to provide for comparisons. The 1995 amounts were derived from combining Niagara LaSalle's results of operations prior to the acquisition by Niagara (January 1 to August 16, 1995) with the results after the acquisition by Niagara (August 17 to December 31, 1995).

(c)   Payment due in accordance with purchase agreement.

                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                                 NIAGARA LASALLE CORPORATION
                                          (FORMERLY NIAGARA COLD DRAWN CORP.)

                                                     STATEMENT OF CASH FLOWS
                                                                    (NOTE 8)



Period from January 1, 1995 to August 16, 1995(a)
---------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (10,569)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
      Depreciation and amortization                         495,185
      Increase in allowance for doubtful
        accounts                                              8,494
      Increase in inventories                            (4,272,038)
      Increase in trade accounts receivable                 (26,892)
      Increase in trade accounts payable,
        accrued expenses and accrued
        compensation                                      3,137,441
      Net change in other current assets
        and liabilities                                     (63,860)
---------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES              (732,239)
---------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment             (514,018)
---------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt                                          (631,239)
  Capital contribution                                    1,666,327
  Proceeds from long-term debt                            1,211,692
  Net payments under revolving line of credit              (323,063)
  Payments of dividends                                    (313,384)
  Payments of redeemable preferred stock                   (212,371)
  Redemption of redeemable preferred stock                 (126,442)
---------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES         1,271,520
---------------------------------------------------------------------
NET INCREASE IN CASH                                         25,263
CASH, BEGINNING OF PERIOD                                    30,393
---------------------------------------------------------------------
CASH, END OF PERIOD                                     $    55,656

-------------

(a) Acquisition date by Niagara.

                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



                                                 NIAGARA LASALLE CORPORATION
                                          (FORMERLY NIAGARA COLD DRAWN CORP.)

                                               NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF             Organization
    SIGNIFICANT
    ACCOUNTING POLICIES    Niagara LaSalle Corporation (formerly Niagara
                           Cold Drawn Corp.) ("Niagara LaSalle") is a
                           Delaware corporation and, through August 16, 1995, operated from its two principal locations in Buffalo, New York and Chattanooga, Tennessee.
                           Through August 16, 1995, Niagara LaSalle was a wholly owned subsidiary of Adage, Inc.
                           ("Adage"). On August 16, 1995, Niagara
                           Corporation, formerly International Metals
                           Acquisition Corporation ("Niagara"), acquired all of the issued and outstanding common and preferred stock of Niagara LaSalle for $10,744,045 in cash.

                           Business Activity

                           Niagara LaSalle produces cold drawn steel bars for steel service centers and original equipment manufacturers throughout North America. Niagara LaSalle competes in a narrow sector of the steel industry and its business is affected by conditions within the broader steel and machine tool industries. Niagara LaSalle grants trade credit to its customers consistent with industry practice.

                           Revenue Recognition

                           Revenue from the sale of products is recorded at the time the goods are shipped. Net delivery costs are classified as a reduction of sales.

                           Income Taxes

                           Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of Niagara LaSalle's assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

                           Reclassifications

                           Net sales for 1995 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to operating income (loss).

2.  EMPLOYMENT EXPENSE -   In accordance with the purchase agreement for the
    MANAGEMENT OPTIONS     acquisition of Niagara LaSalle, on August 16,
                           1995, Niagara LaSalle's former majority
                           stockholder, Adage, paid $1,666,327 to certain senior management of Niagara LaSalle in satisfaction of such individuals' rights under their existing stock option and employment agreements. Niagara LaSalle treated this payment as a contribution of additional paid-in capital and compensation to management which is reflected as employment expense - management options on Niagara LaSalle's financial statements for the period from January 1 to August 16, 1995.

3. RELATED PARTY           During the period from January 1 to August 16,
   TRANSACTIONS            1995, Niagara LaSalle incurred approximately
                           $50,000 of freight and shipping charges to a related party.

                           During the period from January 1 to August 16, 1995, Niagara LaSalle incurred $62,500 in management fees from its prior parent, Adage.

4. INCOME TAXES            Niagara LaSalle had been included in the
                           consolidated Federal income tax return of its parent, Adage. The provision for Federal income taxes is calculated on the separate company basis.

5.  RETIREMENT PLANS       Niagara LaSalle maintains a contributory salary
                           deferral retirement plan (401(k)) for all of its employees. Under the terms of the plan, participants may elect to defer up to 15% of their earnings. Niagara LaSalle matches 25% of the participant's contribution, up to a maximum of 4% of the participant's earnings. All contributions are subject to the limitations of
                           Section 401 of the Internal Revenue Code and the requirements of the Employee Retiree Income
                           Security Act of 1974. Total expense related to this plan for the period from January 1 to August 16, 1995 was approximately $13,000. The funds are invested in annuity contracts.

6.  MAJOR CUSTOMERS        Niagara LaSalle had three customers during the
                           period from January 1 to August 16, 1995 to which sales were approximately 25%, 22% and 10% of Niagara LaSalle's total sales.

7.  COMMITMENTS AND        Niagara LaSalle is subject to Federal,state and
    CONTINGENCIES          local environmental laws and regulations
                           concerning, among other matters, water emissions and waste disposal. Management believes that Niagara LaSalle is in material compliance with all applicable environmental laws and regulations.

                           Under Niagara LaSalle's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of Niagara LaSalle to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara LaSalle's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

8.  SUPPLEMENTAL CASH      Interest paid during the period from January 1 to
    FLOW INFORMATION       August 16, 1995 was approximately $521,000.
                           Income taxes paid during the period from January
                           1 to August 16, 1995 was approximately $1,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      THE INFORMATION REQUIRED BY ITEM 10 IS CONTAINED IN, AND INCORPORATED HEREIN BY REFERENCE FROM, THE SECTION ENTITLED "ELECTION OF DIRECTORS" OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF
STOCKHOLDERS FILED WITH THE COMMISSION (THE "PROXY STATEMENT"), OR WILL
BE FILED BY AMENDMENT TO THIS FORM 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      THE INFORMATION REQUIRED BY ITEM 11 IS CONTAINED IN, AND INCORPORATED HEREIN BY REFERENCE FROM, THE SECTION ENTITLED "EXECUTIVE COMPENSATION" OF THE PROXY STATEMENT, OR WILL BE FILED BY AMENDMENT TO THIS FORM 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      THE INFORMATION REQUIRED BY ITEM 12 IS CONTAINED IN, AND INCORPORATED HEREIN BY REFERENCE FROM, THE SECTION ENTITLED "SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS" OF THE PROXY STATEMENT, OR WILL BE FILED BY AMENDMENT TO THIS FORM 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      THE INFORMATION REQUIRED BY ITEM 13 IS CONTAINED IN, AND INCORPORATED HEREIN BY REFERENCE FROM, THE SECTION ENTITLED "ELECTION OF DIRECTORS -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" OF THE PROXY STATEMENT, OR WILL BE FILED BY AMENDMENT TO THIS FORM 10-K.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

      (a) List of Documents filed as a part of this Report:

      1. Financial Statements. Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on Page 13.

      2.    Financial Statement Schedules
            Schedule I is filed as part of this Report on Form 10-K Beginning on Page S-1 hereof.

      3.    Exhibits

      (b) Reports on Form 8-K.

      1. The Registrant filed Amendment No. 2 on Form 8-K/A, dated October 27, 1997, amending and restating in its entirety Item 7 of Form 8-K, dated May 2, 1997, as amended by Form 8-K/A, dated July 2, 1997, relating to the acquisition of LaSalle.

      2. The Registrant filed its Report on Form 8-K, dated November 6, 1997, reporting under Items 5 and 7 the call for redemption of the Warrants.

      3. The Registrant filed its Report on Form 8-K, dated December 22, 1997, reporting under Items 5 and 7 the extension of the Warrant redemption date and the results of the Warrant exercise.

      (c)    EXHIBITS

    +3.1    Registrant's Restated Certificate of Incorporation, as
            amended on May 16, 1996.
    *3.2    Registrant's By-laws.
    *4.1    Form of Common Stock Certificate.
    *4.2    Form of Redeemable Common Stock Purchase Warrant Certificate.
   **4.3    Warrant Agreement between Continental Stock Transfer & Trust
            Company and the Registrant, dated as of August 13, 1993.
  ***4.4    Notice of Redemption of Redeemable Common Stock Purchase
            Warrant
  +++4.5    Revolving Credit and Term Loan Agreement, dated as of April 18,
            1997, by and among Niagara Cold Drawn Corp., LaSalle Steel
            Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit
            Agreement").
     4.6    First Amendment to the Credit Agreement, dated as of September
            4, 1997.
     4.7    Second Amendment to the Credit Agreement, effective as of
            December 31, 1997.
  +++4.8    Form of Note and Stock Purchase Agreement, dated as of April
            18, 1997, by and among the Registrant, Niagara Cold Drawn
            Corp., LaSalle Steel Company and each of The Prudential
            Insurance Company of America, The Equitable Life Assurance
            Society of the United States and United States Fidelity and
            Guaranty Company.
  +++4.9    Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States
            Fidelity and Guaranty Company.
   !10.1    Stock Purchase Agreement by and among Niagara Cold Drawn
            Corp. and the stockholders of
            Southwest Steel Company, Inc., dated January 31, 1996.
  !!10.2    Form of Promissory Note made by Niagara Cold Drawn Corp.,
            dated January 31, 1996.
  !!10.3    Form of Guaranty made by the Registrant, dated January 31,
            1996.
  !!10.4    Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable Trust,
            u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
  !!10.5    Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated January 31,
            1996.
 !!!10.6    UPO Exchange Agreement by and among the Registrant and GKN
            Securities Corp., Roger Gladstone, David M. Nussbaum, Robert
            Gladstone, Richard Buonocore, Debra L. Schondorf, Andrea B.
            Goldman, Ira S. Greenspan and Barington Capital Corp., L.P.
!!!!10.7    International Metals Acquisition Corporation 1995 Stock Option
            Plan.
  ++10.8    First Amendment to the International Metals Acquisition
            Corporation 1995 Stock Option Plan, dated October 5, 1996.
 +++10.9    Stock Purchase Agreement, dated April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp. and Quanex
            Corporation.
    21      Subsidiaries of the Registrant.
    27      Financial Data Schedule.

--------------------------

     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
   *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!! Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
  !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
    ++ Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
   +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.




                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                        NIAGARA CORPORATION


                                        By:  /s/  Michael J. Scharf
                                           -----------------------------
                                           Michael J. Scharf
                                           Chairman of the Board
                                           Chief Executive Officer and
                                           President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Michael J. Scharf      Chairman of the Board,        March 27, 1998
-----------------------      President and Chief
   Michael J. Scharf         Executive Officer


  /s/ Raymond Rozanski       Vice President,               March 27, 1998
-----------------------      Chief Financial and
   Raymond Rozanski          Principal Accounting
                             Officer


  /s/ Gilbert D. Scharf      Secretary and Director        March 27, 1998
------------------------
   Gilbert D. Scharf


  /s/ Gerald L. Cohn         Director                      March 27, 1998
-----------------------
   Gerald L. Cohn


  /s/ Andrew R. Heyer        Director                      March 27, 1998
-----------------------
   Andrew R. Heyer


  /s/ Douglas T. Tansill     Director                      March 27, 1998
------------------------
   Douglas T. Tansill





                    NIAGARA CORPORATION AND SUBSIDIARIES

                                                                       INDEX
=============================================================================



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

FINANCIAL STATEMENT SCHEDULE II:
  VALUATION AND QUALIFYING ACCOUNTS                                     S-8











ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE INAPPLICABLE OR NOT
  REQUIRED OR THE INFORMATION IS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR THE NOTES THERETO.






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Niagara Corporation
New York, New York

The audits referred to in our report dated March 6, 1998 relating to the financial statements of Niagara Corporation and subsidiaries (the "Company"), which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP



New York, New York

March 6, 1998






                                          NIAGARA CORPORATION AND SUBSIDIARIES

                                                                    SCHEDULE I

                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                BALANCE SHEETS

==============================================================================
December 31,                                       1996              1997
------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash and cash equivalents                  $   1,370,981    $   12,360,083
  Other current assets                              74,100         1,485,084
------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                     1,445,081        13,845,167
INVESTMENT IN AND NET ADVANCES TO
   SUBSIDIARIES                                 14,448,444        38,712,201
OTHER ASSETS, NET                                  204,507           675,966
------------------------------------------------------------------------------
                                             $  16,098,032    $   53,233,334
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                           $         -      $       57,246
  Accrued expenses                                 571,825         1,179,686
------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                  571,825         1,236,932
------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES
  10, 11 AND 15 TO THE CONSOLIDATED
  FINANCIAL STATEMENTS)

STOCKHOLDERS' EQUITY (SEE NOTES 2 AND 9 TO
  THE CONSOLIDATED FINANCIAL STATEMENTS):
    Preferred stock, $.001 par value -
      500,000 shares authorized, none
      outstanding                                       -                 -
    Common stock, $.001 par value -
      15,000,000 shares authorized,
      3,668,750 and 9,997,455 outstanding            3,669             9,998
    Additional paid-in capital                  15,560,127        50,111,675
    Retained earnings (deficit)                    (37,589)        1,874,729
------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY              15,526,207        51,996,402
------------------------------------------------------------------------------
                                             $  16,098,032    $   53,233,334
==============================================================================

         See accompanying notes to condensed financial statements.



                                        NIAGARA CORPORATION AND SUBSIDIARIES
                                                                  SCHEDULE I

                               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                        STATEMENTS OF INCOME

=============================================================================
Year ended December 31,                    1995          1996          1997
-----------------------------------------------------------------------------
REVENUES:
  Management fees from subsidiaries
   (Note 2)                            $   168,750   $  450,000    $1,125,000
EXPENSES:
  Selling, general and administrative
    expenses                               984,833    1,014,496     1,217,817
------------------------------------------------------------------------------
                                          (816,083)    (564,496)      (92,817)
OTHER INCOME:
  Equity in net income of
    subsidiaries                           535,946    1,314,218     1,910,600
  Interest income                          594,555       74,338        94,535
------------------------------------------------------------------------------
      INCOME BEFORE INCOME TAX
        RECOVERIES                         314,418      824,060     1,912,318
INCOME TAX RECOVERIES                       30,000      239,800             -
------------------------------------------------------------------------------
NET INCOME                             $   344,418   $1,063,860    $1,912,318
==============================================================================
EARNINGS PER SHARE - BASIC:
    Net income per share - basic       $       .10   $      .30    $      .45
==============================================================================
EARNINGS PER SHARE - DILUTED:
    Net income per share - diluted     $       .10   $      .30    $      .38
==============================================================================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (SEE NOTE 16 TO THE
  CONSOLIDATED FINANCIAL STATEMENTS):
    Basic                               3,500,000     3,602,818     4,246,925
    Diluted                             3,500,000     3,602,818     5,095,350
==============================================================================

         See accompanying notes to condensed financial statements.



                                                NIAGARA CORPORATION AND SUBSIDIARIES
                                                                          SCHEDULE I

                                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                   STATEMENTS OF STOCKHOLDERS' EQUITY


=============================================================================================================
Years ended December 31, 1995, 1996 and 1997
-------------------------------------------------------------------------------------------------------------

                                               Common stock
                                           ---------------------    Additional      Retained
                                           Number of                 paid-in         earnings
                                             shares     Amount       capital        (deficit)        Total
--------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                    2,925,001 $    2,925   $ 12,524,073   $ (1,344,423) $ 11,182,575
Accretion to redemption value of
  common stock subject to possible
  redemption through August 16, 1995                -          -              -       (101,444)     (101,444)
Reclassification of common stock
  subject to possible redemption              574,999        575      3,036,223              -     3,036,798
Net income                                          -          -              -         344,418      344,418
--------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                  3,500,000      3,500     15,560,296      (1,101,449)  14,462,347
Shares issued                                 168,750        169           (169)             -             -
Net income                                          -          -              -       1,063,860    1,063,860
--------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                  3,668,750      3,669     15,560,127         (37,589)  15,526,207
Shares issued (a)                             285,715        286      1,321,146               -    1,321,432
Shares issued (b)                           6,042,990      6,043     33,230,402               -   33,236,445
Net income                                          -          -              -       1,912,318    1,912,318
--------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  9,997,455 $    9,998   $ 50,111,675 $     1,874,729 $ 51,996,402
==============================================================================================================


---------

(a)   On April 18, 1997, Niagara issued 285,715 shares of Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle.
(b)   Proceeds from exercise of Warrants during the fourth quarter of 1997.
==============================================================================

                    See accompanying notes to condensed financial statements.



                                         NIAGARA CORPORATION AND SUBSIDIARIES
                                                                   SCHEDULE I

                                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                     STATEMENTS OF CASH FLOWS

============================================================================================
Year ended December 31,                                   1995          1996          1997
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     344,418 $   1,063,860 $   1,912,318
--------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization                                       5,364        17,112        19,622
      Equity in net income of subsidiaries            (535,946)   (1,314,218)   (1,910,600)
      Interest on U.S. Government securities in
        trust fund                                    (507,473)            -             -
      Increase in other assets                        (123,100)     (158,537)   (1,824,065)
      Increase (decrease) in accounts payable
        and accrued expenses                        (1,189,352)      238,792       587,107
--------------------------------------------------------------------------------------------
             TOTAL ADJUSTMENTS                      (2,350,507)   (1,216,851)   (3,127,936)
--------------------------------------------------------------------------------------------
             NET CASH USED IN OPERATING
               ACTIVITIES                           (2,006,089)     (152,991)   (1,215,618)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries, net                  (11,979,080)            -   (21,400,000)
  Advances, subsidiaries                                     -      (619,200)      368,275
  Cumulative maturities of U.S. Government
    securities deposited in trust fund              89,592,484             -             -
  Cumulative maturities of U.S. Government
    securities reinvested in trust fund            (74,400,900)            -             -
--------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                       3,212,504      (619,200)  (21,031,725)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of common stock
    warrants                                                 -             -    33,236,445
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        1,206,415      (772,191)   10,989,102
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           936,757     2,143,172     1,370,981
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR           $   2,143,172 $   1,370,981 $  12,360,083
============================================================================================

                    See accompanying notes to condensed financial statements.



                                          NIAGARA CORPORATION AND SUBSIDIARIES
                                                                   SCHEDULE I

                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS


 1.   STATEMENT OF         The accompanying condensed financial statements have
      ACCOUNTING           been prepared by Niagara Corporation ("Niagara")
                           pursuant to the rules and regulations of the securities and exchange commission. Certain informa-tion and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is, therefore, suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto.

 2.   RESTRICTIONS ON      Niagara's subsidiary,  Niagara LaSalle Corporation
      DISTRIBUTIONS        ("Niagara LaSalle"), which was acquired on August
                           16, 1995, has a revolving line of credit and term loan agreement with a bank which contains certain restrictions on the payment of dividends. Niagara is entitled, however, to receive management fees from Niagara LaSalle and, in the years ended December 31, 1995, 1996 and 1997, $168,750, $450,000 and $1,125,000,
                           respectively, of such management fees were included as revenues in the accompanying condensed financial statements, but have been eliminated in the consolidated financial statements.





                                        NIAGARA CORPORATION AND SUBSIDIARIES
                                                                SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS


===========================================================================================================================
Years ended December 31, 1995, 1996 and 1997
---------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                             -----------------------------
                                            Balance at                         Charged to                   Balance at end
                                             beginning                          costs and                         of
                                              of year             Other         expenses      Deductions         year
---------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997:
  Allowance for doubtful accounts           $233,000         $397,000(3)       $ 101,000      $ 4,000(4)      $727,000
===========================================================================================================================
DECEMBER 31, 1996:
  Allowance for doubtful accounts           $184,000         $168,000(2)       $  51,000    $ 170,000(4)      $233,000

DECEMBER 31, 1995:
  Allowance for doubtful accounts           $      -        $171,000(1)        $ 27,000     $  14,000(4)      $184,000
===========================================================================================================================


---------

  (1)   Balance in allowance for doubtful accounts for Niagara LaSalle at date of acquisition (August 16, 1995).
  (2) Balance in allowance for doubtful accounts for Southwest at date of acquisition (January 31, 1996).
  (3) Balance in allowance for doubtful accounts for LaSalle at date of acquisition (April 1, 1997).
  (4)   Accounts written off.
==============================================================================




                               EXHIBIT INDEX


      +3.1     Registrant's Restated Certificate of Incorporation, as
               amended on May 16, 1996.
      *3.2     Registrant's By-laws.
      *4.1     Form of Common Stock Certificate.
      *4.2     Form of Redeemable Common Stock Purchase Warrant Certificate.
     **4.3     Warrant Agreement between Continental Stock Transfer & Trust
               Company and the Registrant, dated as of August 13, 1993.
    ***4.4     Notice of Redemption of Redeemable Common Stock Purchase
               Warrant
    +++4.5     Revolving Credit and Term Loan Agreement, dated as of April
               18, 1997, by and among Niagara Cold Drawn Corp., LaSalle Steel
               Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit
               Agreement").
       4.6     First Amendment to the Credit Agreement, dated as of September
               4, 1997.
       4.7     Second Amendment to the Credit Agreement, effective as of
               December 31, 1997.
    +++4.8     Form of Note and Stock Purchase Agreement, dated as of April
               18, 1997, by and among the Regis trant, Niagara Cold Drawn
               Corp., LaSalle Steel Company and each of The Prudential
               Insurance Company of America, The Equitable Life Assurance
               Society of the United States and United States Fidelity and
               Guaranty Company.
     +++4.9    Stockholders Agreement, dated as of April 18, 1997, among the
               Registrant, Niagara Cold Drawn
               Corp., Michael J. Scharf, The Prudential Insurance Company of
               America, The Equitable Life
               Assurance Society of the United States and United States
               Fidelity and Guaranty Company.
     !10.1     Stock Purchase Agreement by and among Niagara Cold Drawn
               Corp. and the stockholders of Southwest Steel Company, Inc., dated January 31, 1996.
    !!10.2     Form of Promissory Note made by Niagara Cold Drawn Corp.,
               dated January 31, 1996.
    !!10.3     Form of Guaranty made by the Registrant, dated January 31,
               1996.
    !!10.4     Amended and Restated Promissory Note made by Southwest Steel
               Company, Inc. in favor of the Cohen Family Revocable Trust,
               u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
    !!10.5     Guaranty, made by the Registrant in favor of the Cohen Family
               Revocable Trust, u/t/a dated June 15, 1988, dated January 31,
               1996.
   !!!10.6     UPO Exchange Agreement by and among the Registrant and GKN
               Securities Corp., Roger Gladstone, David M. Nussbaum, Robert
               Gladstone, Richard Buonocore, Debra L. Schondorf, Andrea B.
               Goldman, Ira S. Greenspan and Barington Capital Corp., L.P.
  !!!!10.7     International Metals Acquisition Corporation 1995 Stock
               Option Plan.
    ++10.8     First Amendment to the International Metals Acquisition
               Corporation 1995 Stock Option Plan, dated October 5, 1996.
   +++10.9     Stock Purchase Agreement, dated April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp. and Quanex Corporation.
    21         Subsidiaries of the Registrant.
    27         Financial Data Schedule.

--------------------------

     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
   *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!! Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
  !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
   ++ Incorporated by reference to exhibits to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
  +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.