Form 10-K/A
period 1997-12-31
NIAGARA CORP
filed 1998-04-30
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                           --------------------

                                FORM 10-K/A

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                     OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                       Commission file number 0-22206

                            NIAGARA CORPORATION
            ----------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                           59-3182820
         -------------------------------           -------------------
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

     667 MADISON AVENUE, NEW YORK, NEW YORK               10021
     --------------------------------------             --------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            ZIP CODE

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 317-1000

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  COMMON STOCK, PAR VALUE $.001 PER SHARE

            INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO __.

            INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN.
YES _X_ NO ___.

            AS OF APRIL 24, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY
$84,270,939 (ASSUMES OFFICERS, DIRECTORS AND ALL STOCKHOLDERS HOLDING 5% OF THE OUTSTANDING SHARES ARE AFFILIATES).

            THERE WERE 9,997,455 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 24, 1998.

            DOCUMENTS INCORPORATED BY REFERENCE:  NONE.



      This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 1997 (the "From 10-K"). As stated in the Form 10-K, the Items comprising Part III thereof would be filed by amendment or incorporated by reference from Niagara's Proxy Statement for its 1998 Annual Meeting of Stockholders.


                                  PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


DIRECTORS

      Certain information with respect to the directors of Niagara is set forth below.

      MICHAEL J. SCHARF, 55, has been Chairman of the Board, President and Chief Executive Officer of Niagara since its inception in 1993. He has also served as Chairman of the Board of Niagara LaSalle Corporation, formerly Niagara Cold Drawn Corp. ("Niagara LaSalle"), and LaSalle Steel Company ("LaSalle"), since the dates of their acquisition by Niagara and Niagara LaSalle, respectively, and currently holds various other positions with such subsidiaries. Since August 1994, Mr. Scharf has been a director of Maxcor (see below), and until August 1997, was also Vice President, Secretary and Treasurer of Maxcor. Since August 1989, Mr. Scharf also has been a private investor. From October 1983 to August 1989, he was the Chairman and Chief Executive Officer of Edgcomb Steel of New England, Inc. and its successor corporation, Edgcomb Corporation, one of the largest independent metals service center and distribution companies in the United States. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from the Harvard Business School. He is a Chairman of the Board's Audit Committee.

      GILBERT D. SCHARF, 49, has been Secretary and a director of Niagara since its inception, and until March 1998, was also a Vice President and the Treasurer of Niagara. He has also served as a director of Niagara LaSalle and LaSalle since the dates of their acquisition by Niagara and Niagara LaSalle, respectively. Since August 1994, Mr. Scharf has been Chairman of the Board, President and Chief Executive Officer of Maxcor Financial Group Inc., a holding company with operating subsidiaries in the financial services industry ("Maxcor"), and, currently holds the same positions with Euro Brokers Investment Corporation, a financial services company and wholly owned subsidiary of Maxcor, as well as of a number of its subsidiaries. Since 1989, Mr. Scharf also has been a private investor and Chairman of Scharf Advisors, Inc. Mr. Scharf received a B.A. degree from Duke University.

      GERALD L. COHN, 69, has been a director of Niagara since its inception. Mr. Cohn is a private investor who, since 1968, has been involved in the financing and acquisition of companies, including AgMet, Inc., a refiner of precious metals and a recycler of ferrous and non-ferrous metals, Cadillac Cable Corp., a multi-plant manufacturer of copper and aluminum building wire, Pepco, Inc., a ferrous and non-ferrous metal recycler and ferrous stevedoring and shipping company, and DVI, Inc., a health service finance company for which Mr. Cohn currently serves as a financial advisory consultant and a director. He is also a director of Diametrics Medical, Inc. and Frazier Healthcare Investments, L.P. Mr. Cohn attended Penn State University. He is a member of the Board's Audit Committee and Chairman of its Compensation Committee.

      ANDREW R. HEYER, 40, has been a director of Niagara since its inception. Between February 1990 and August 1995, Mr. Heyer was a Managing Director and co-head of the Argosy Group L.P., a financial advisory firm. Since August 1995, Mr. Heyer has been a Managing Director of CIBC Oppenheimer Corp. (formerly CIBC Wood Gundy Securities Corp.) ("CIBC"), an investment banking firm. He is also the Chairman of Hain Food Group, Inc. and a director of Hayes Lemmerz International, Inc. Mr. Heyer received a B.S. degree and an M.B.A. from the Wharton School of the University of Pennsylvania. He is a member of the Board's Audit Committee.

      DOUGLAS T. TANSILL, 59, has been a director of Niagara since March 1998. Since December 1994, Mr. Tansill has been a Managing Director in the Investment Banking Division at Paine Webber Incorporated, an independent national securities firm. Prior thereto, he was a Managing Director of Kidder, Peabody and Co. Incorporated and from May 1987 to December 1994 was a member of the Board of Directors of such firm. Mr. Tansill received a B.A. degree from Trinity College and an M.B.A. from the Harvard Business School. He is a member of the Board's Compensation Committee.


EXECUTIVE OFFICERS

      Set forth below is certain information with respect to each of the executive officers of Niagara who is not also a director of Niagara.

      FRANK ARCHER, 61, has been President and a director of Niagara LaSalle since its formation in 1986 and President and a director of LaSalle since April 1997 when it was acquired by Niagara LaSalle. Although he holds no position with Niagara, Mr. Archer nonetheless has been considered to be an executive officer of Niagara pursuant to Rule 3b-7 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") since March 1998. Mr. Archer received a Certificate in Tool and Die Design from the Cleveland Engineering Institute and an Associates degree from John Carroll University. He also attended the Advanced Management Program at the Harvard Business School.

      RAYMOND ROZANSKI, 52, has been a Vice President and the Treasurer of Niagara since March 1998, Executive Vice President, Secretary, Treasurer and a director of Niagara LaSalle since its formation and Executive Vice President, Treasurer and a director of LaSalle since it was acquired by Niagara LaSalle. Mr. Rozanski received a B.S. degree in Business Administration from the State University of New York at Buffalo.

      MARC J. SEGALMAN, 39, has been Vice President and General Counsel of Niagara since September 1997. From October 1987 to August 1997, Mr. Segalman was an attorney in the mergers and acquisitions group of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Segalman received an A.B. degree from Dartmouth College and a J.D. degree from the Boston University School of Law.

      Michael J. Scharf and Gilbert D. Scharf are brothers. There are no other family relationships among Niagara's directors or executive officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires Niagara's directors, officers and persons who beneficially own more than 10% of a registered class of Niagara's equity securities ("10% stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and changes in ownership in Niagara's equity securities and to furnish Niagara with copies of all such forms. Based solely on its review of copies of such forms received by it, and written representations that no other reports were required, Niagara believes that all such Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders with respect to Niagara's fiscal year ended December 31, 1997 and its prior fiscal years were complied with on a timely basis.


ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its other executive officers as of and for the year ended December 31, 1997 (collectively, the "Named Executive Officers").



                                                            Long-Term
                                                           Compensation
                                                           -------------
                                                            Securities
Executive Officer     Year    Annual Compensation (1)       Underlying
-----------------     ----    ----------------------          Options           All Other
                              Base Salary    Bonus(2)     (No. of Shares)    Compensation(3)
                              -----------    --------     ---------------    ---------------

Michael J. Scharf     1997   $ 400,000(4)    $ 200,000         100,000          $  2,270
 Chairman, Chief      1996   $ 240,000       $ 100,000         200,000             1,634
 Executive            1995   $  90,000(5)       --                --                  (6)
 Officer and
 President

Marc J. Segalman(7)   1997   $   75,000         --              50,000               406
 Vice President
 and General
 Counsel

Gilbert D. Scharf(8)  1997           --         --              10,000 (9)           --
 Vice President,      1996           --         --              15,000 (9)           --
 Secretary and        1995           --         --                 --                (10)
 Treasurer


 ------------

(1) Prior to Niagara's acquisition of Niagara LaSalle on August 16, 1995, none of Niagara's executive officers received any compensation for services rendered, but were reimbursed for out-of pocket expenses incurred in connection with Niagara's business.

(2)   Awarded in respect of prior calendar year.

(3) Amounts for each of Messrs. Michael Scharf and Segalman include annual premiums ranging from $406 to $1,624 paid by the company on life insurance policies providing coverage for such officers of two times annual salary, up to a maximum of $250,000. Amounts for Mr. Scharf also include annual premiums ranging from $329 to $646 on long-term disability policies providing for, in the event of disability, two-thirds of monthly earnings, up to a maximum of $4,500 per month. Certain perquisites and other personal benefits that aggregate in each case less than 10% of the Named Executive Officers' annual salary and bonus have been omitted pursuant to item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(4) Based on an annual salary of $480,000 set by the Compensation Committee in April 1997, effective May 1, 1997.

(5) Based on an annual salary of $240,000 set by the Compensation Committee in January 1996, effective as of August 16, 1995.

(6) Through August 1995, Niagara paid $5,000 per month to MGS Corporation for office space and certain office and secretarial services. MGS Corporation was wholly owned by Michael Scharf.

(7) Mr. Segalman did not join Niagara until September 1997. His compensation disclosed for 1997 relates only to a partial year (reflecting an annual base salary of $225,000).

(8) Gilbert Scharf resigned as a Vice President and the Treasurer of Niagara on March 12, 1998. Under the Commission's disclosure requirements, Mr. Scharf nonetheless is considered an executive officer of Niagara for purposes of this Amendment because he was serving in such capacity for a portion of Niagara's last fiscal year.

(9)   Granted as compensation for services as a director.




STOCK OPTION GRANT TABLE

      The following table sets forth certain information concerning stock options granted during 1997 to each Named Executive Officer.


                          STOCK OPTION GRANTS IN 1997


                                                                             Potential Realizable
                                                                                 Value at
                      Number of       % of Total                               Assumed Annual
                      Shares          Options         Exercise                   Rates of
                      Underlying      Granted to All  Price                     Stock Price
Executive             Options         Employees in    Per       Expiration       Appreciation
Officer               Granted         1997 (1)        Share     Date           for Option Term
---------             ----------      --------------  --------  ----------   --------------------
                                                                                 5%          10%
                                                                                 --          ---
Michael J. Scharf     100,000 (2)         28.2        $5.50     4/27/07(3)    $346,000     $877,000


Marc J. Segalman       25,000 (4)         7.0          5.75      7/29/07(4)     90,500      229,000
                       25,000 (5)         7.0          8.50      9/08/07(5)    133,750      338,750

Gilbert D. Scharf      10,000 (6)         2.8          5.50      4/27/07(7)     34,600       87,700



(1) Includes option granted to Gilbert Scharf as compensation for his service as a director, but excludes options granted to other directors for such service.

(2) On April 27, 1997, Michael Scharf was granted a non-qualified stock option to purchase an aggregate of 100,000 shares of Common Stock. Such option becomes exercisable as to 20% of the underlying shares on each of the first through fifth anniversaries of the date of grant, provided that Mr. Scharf is then employed by Niagara or one of its subsidiaries. Upon the occurrence of a "change in control" of Niagara (as defined in Niagara's 1995 Stock Option Plan (the "Option Plan")), such option will become exercisable in full.

(3) Expires on the earlier of April 27, 2007 and 90 days after the termination of Michael Scharf's employment with Niagara and its subsidiaries.

(4) On July 29, 1997, Mr. Segalman was granted a non-qualified stock option to purchase an aggregate of 25,000 shares of Common Stock. Such option became exercisable as to 5,000 of the underlying shares on September 8, 1997 (concurrent with the commencement of his employment with Niagara) and will become exercisable as to an additional 5,000 of the underlying shares on each of the next four anniversaries of the date of grant, provided that Mr. Segalman is then employed by Niagara or one of it subsidiaries. Upon the occurrence of a "change in control" of Niagara, such option will become exercisable in full. This option expires on the earlier of July 29, 2007 and 90 days after the termination of Mr. Segalman's employment with Niagara and its subsidiaries.

(5) On September 8, 1997, Mr. Segalman was granted an incentive stock option to purchase an aggregate of 25,000 shares of Common Stock. Such option became exercisable as to 5,000 of the underlying shares on the date of grant and will become exercisable as to an additional 5,000 of the underlying shares on each of the next four anniversaries of the date of grant, provided that Mr. Segalman is then employed by Niagara or one of its subsidiaries. Upon the occurrence of a "change in control" of Niagara, such option will become exercisable in full. This option expires on the earlier of September 8, 2007 and 90 days after the termination of Mr. Segalman's employment with Niagara and its subsidiaries.

(6) Granted as compensation for Gilbert Scharf's service as a director. Such option became exercisable as to 2,000 of the underlying shares of Common Stock on the date of grant and becomes exercisable as to an additional 2,000 of the underlying shares on each of the first through fourth anniversaries of the date of grant, provided Mr. Scharf is then serving as a director of Niagara. Upon the occurrence of a "change in control" of Niagara, such option will become exercisable in full.

(7) Expires on the earlier of April 27, 2007 and 90 days after the date on which Gilbert Scharf ceases to serve as a director of Niagara.


STOCK OPTION EXERCISES AND FISCAL YEAR END VALUES

         No options were exercised by any of the Named Executive Officers during 1997.

         The following table sets forth, for each Named Executive Officer, the number of shares of Common Stock underlying the total number of stock options held by him at Niagara's December 31, 1997 fiscal year end, and the aggregate dollar value of the in-the-money unexercised stock options as of such date, with those options that were then exercisable and those that were then unexercisable seperately identified.




                  EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                  FISCAL YEAR END AND FISCAL YEAR END VALUES


                       Number of Shares Underlying          Value of Unexercised
                     Options at 1997 Fiscal Year End       In-the-Money Options (1)
Name                Exercisable        Unexercisable     Excercisable     Unexercisable
----                -----------        -------------     ------------     -------------
Michael J. Scharf       40,000            260,000        $ 175,000        $ 1,137,500


Marc J. Segalman        10,000             40,000           27,500            110,000


Gilbert D. Scharf       17,000              8,000           74,375             35,000


(1) Based on the December 31, 1997 closing sale price for the Common Stock of $9 7/8 per share.


COMPENSATION OF DIRECTORS

      The members of the Board of Directors are compensated in a manner and at a rate determined from time to time by the full Board. Each member of the Board of Directors, other than Michael Scharf and Douglas Tansill (whose service as a director did not commence until March 1998), received as compensation for his service as a director (i) on September 13, 1996, a non-qualified stock option (collectively, the "1996 Director Options") to purchase 15,000 shares of Common Stock and (ii) on April 27, 1997, a non-qualified stock option (collectively, the "1997 Director Options," and together with the 1996 Director Options, the "Director Options") to purchase 10,000 shares of Common Stock. Each Director Option is exercisable at $5.50 per share. Each 1996 Director Option became exercisable as to 10,000 of the underlying shares of Common Stock as of the date of grant and 5,000 of the underlying shares on September 13, 1997. Each 1997 Director Option became exercisable as to 2,000 of the underlying shares on the date of grant and becomes exercisable as to an additional 2,000 of the underlying shares on each of the first through fourth anniversaries of the date of grant, provided the holder is then serving as a director of Niagara. Upon a "change in control" of Niagara, each 1997 Director Option will become exercisable in full.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1997, the Compensation Committee of the Board of Directors was comprised of Gerald Cohn and Andrew Heyer. Mr. Heyer is a Managing Director of CIBC, which rendered investment banking and financial advisory services to Niagara and Niagara LaSalle in 1997. In April 1997, CIBC served as placement agent in connection with the issuance of (i) $20 million aggregate principal amount of 12.5% senior subordinated notes of Niagara LaSalle and (ii) 285,715 shares of Common Stock, the proceeds of which were used to finance Niagara LaSalle's acquisition of LaSalle. Niagara and Niagara LaSalle paid CIBC $790,081 in fees and reimbursement of expenses as consideration for such services.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Set forth below is certain information concerning beneficial ownership of Common Stock as of April 24, 1998 by (i) persons known by Niagara to be the beneficial owners of 5% or more of the outstanding shares of Common Stock, (ii) each director of Niagara, (iii) each Named Executive Officer and (iv) all directors and executive officers of Niagara as a group.



                                                                PERCENTAGE
                                                               BENEFICIALLY
                 NAME(1)                 NUMBER OF SHARES (2)    OWNED(3)
                 -------                 --------------------  ------------
Michael J. Scharf........................        1,274,200(4)      12.7%
Gilbert D. Scharf........................          560,700(5)       5.6%
Gerald L. Cohn...........................           29,000           *
Andrew R. Heyer..........................           29,000           *
Marc J. Segalman ........................           10,000           *
Douglas T. Tansill.......................                0           *
All directors and executive officers as
a group (eight persons)..................        2,182,900         21.0%


*  Less than 1%

(1) The address of each stockholder is c/o Niagara Corporation, 667 Madison Avenue, 11th Floor, New York, New York 10021.

(2) Includes shares of Common Stock issuable upon the exercise of stock options held by the stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options"). Beneficial Ownership of Exercisable Options is as follows: Michael J. Scharf -- 60,000; Gilbert D. Scharf -- 19,000; Gerald L. Cohn -- 19,000; Andrew
      R. Heyer -- 19,000; Marc J. Segalman -- 10,000; and all directors and executive officers as a group -- 407,000.

(3) Based upon 9,997,455 shares of Common Stock outstanding as of April 24, 1998, plus any shares of Common Stock issuable upon the exercise of Exercisable Options held by the stockholder (but not by any other stockholder).

(4) Includes 205,000 shares of Common Stock held by the Michael J. Scharf 1987 Grantor Income Trust and 194,500 shares of Common Stock held by the Scharf Family 1989 Trust. Michael Scharf is trustee of both of these trusts.

(5) Includes 238,700 shares of Common Stock held by the Gilbert D. Scharf Living Trust, of which Gilbert Scharf is the sole trustee.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As discussed under "Compensation Committee Interlocks and Insider Participation," in April 1997, CIBC served as placement agent in connection with the issuance of certain securities of Niagara and Niagara LaSalle, the proceeds of which were used to finance Niagara LaSalle's acquisition of LaSalle. Niagara and Niagara LaSalle paid CIBC $790,081 in fees and reimbursement of expenses as consideration for such services. Andrew R. Heyer, a director of Niagara, is a Managing Director of CIBC.

      On December 5, 1997, Niagara loaned Gilbert D. Scharf $600,000, the proceeds of which were used by Mr. Scharf to exercise Redeemable Common Stock Purchase Warrants of Niagara, which, having been called for redemption, were not exercisable after December 11, 1997. The loan was evidenced by a Promissory Note (the "Note") executed by Mr. Scharf in favor of Niagara. Interest on the unpaid principal amount of the Note accrues at 5.68% per annum. Principal and interest on the Note are payable in full on December 4, 1998, provided that Mr. Scharf may prepay all or part of the unpaid principal amount of the Note without premium or penalty. The Note requires installment payments of principal following the sale of shares of Common Stock by Mr. Scharf in amounts equal to the proceeds from such sales. Mr. Scharf is the Secretary and a director of Niagara and, until March 1998, was a Vice President of Niagara and its Treasurer.



                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

      (c)   Exhibits

      4.1 Promissory Note, dated December 5, 1997, made by Gilbert D. Scharf in favor of Niagara Corporation.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.

                                   NIAGARA CORPORATION



                                   By:/s/ Michael J. Scharf
                                      -----------------------------------
                                      Michael J. Scharf
                                      Chairman of the Board
                                      Chief Executive Officer and President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Chairman of the Board,
/s/Michael J. Scharf            President and Chief           April 30, 1998
-----------------------         Executive Officer
   Michael J. Scharf


                                Vice President,
 /s/Raymond Rozanski            Chief Financial and
-----------------------         Principal Accounting          April 30, 1998
   Raymond Rozanski             Officer


/s/Gilbert D. Scharf            Secretary and Director        April 30, 1998
-----------------------
   Gilbert D. Scharf


/s/Gerald L. Cohn                  Director                   April 30, 1998
-----------------------
   Gerald L. Cohn


/s/Andrew R. Heyer                 Director                   April 30, 1998
-----------------------
   Andrew R. Heyer


/s/Douglas T. Tansill              Director                   April 30, 1998
-----------------------
   Douglas T. Tansill




                                  EXHIBIT INDEX


      4.1 Promissory Note, dated December 5, 1997, made by Gilbert D. Scharf in favor of Niagara Corporation.