Form 10-Q
period 1998-03-31
NIAGARA CORP
filed 1998-05-15
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               --------------

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 1998

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

                               (212) 317-1000
                        -----------------------------
                          (Registrant's telephone
                        number, including area code)

                                    N/A
               ----------------------------------------------
               (Former name, former address and former fiscal
                    year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Number of shares of Common Stock outstanding at March 31, 1998

    Common Stock, par value $.001 per share                  9,997,455
    ---------------------------------------               -----------------
                 (Class)                                  (Number of Shares)




NIAGARA CORPORATION

INDEX TO MARCH 31, 1998 FORM 10-Q

---------------------------------------------------------------------------


                                                                       PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

  FINANCIAL STATEMENTS (UNAUDITED):
        NIAGARA CORPORATION

               BALANCE SHEETS........................................    3
               STATEMENTS OF OPERATIONS..............................    4
               STATEMENT OF STOCKHOLDERS' EQUITY.....................    5
               STATEMENTS OF CASH FLOWS..............................    6
               NOTES TO FINANCIAL STATEMENTS......................... 7-10

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.......................................11-14

PART II - OTHER INFORMATION..........................................   15

SIGNATURES...........................................................   18


                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

                                                             BALANCE SHEETS

---------------------------------------------------------------------------



                                                        December 31,     March 31,
                                                              1997         1998
                                                                       (unaudited)

ASSETS
CURRENT:
   Cash and cash equivalents                           $  13,207,077  $  1,310,516
   Trade accounts receivable, net of
     allowance for doubtful accounts of $727,000
     and $753,000                                         21,660,230    25,998,815
   Inventories                                            35,189,568    37,188,798
   Deferred income taxes                                   1,401,000     1,401,000
   Other current assets                                    1,822,354     1,696,513

         TOTAL CURRENT ASSETS                             73,280,229    67,595,642

PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION OF
   $7,104,699 AND $8,662,416                              89,162,776    89,217,026
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF
   $145,013 AND $164,396                                   2,177,125     2,157,741
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
  AMORTIZATION OF $73,792
  AND $101,464                                               701,208       673,536
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
  OF $277,361 AND $308,675                                 1,198,528     1,102,288
                                                       $ 166,519,866  $160,746,233
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                    $  20,984,715  $ 24,131,131
   Accrued expenses                                        8,679,723     9,342,367
   Due to Quanex Corporation                               1,371,000             -
   Current maturities of long-term debt                    3,498,069     3,967,799
       TOTAL CURRENT LIABILITIES                          34,533,507    37,441,297

OTHER:
   Long-term debt, less current maturities                59,184,388    47,997,322
   Accrued pension cost                                    1,845,900     1,658,949
   Accrued post-retirement welfare benefits               12,691,000    12,531,289
   Deferred income taxes                                   5,726,000     6,054,000
   Other noncurrent liabilities                              542,669       498,274
       TOTAL OTHER LIABILITIES                            79,989,957    68,739,834

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value -
     500,000 shares authorized; none outstanding                  -             -
   Common stock, $.001 par value - 15,000,000
     shares authorized; 9,997,455 outstanding                  9,998         9,998
   Additional paid-in capital                             50,111,675    50,111,675
   Retained earnings                                       1,874,729     4,443,429
       TOTAL STOCKHOLDERS' EQUITY                         51,996,402    54,565,102
                                                       $ 166,519,866  $160,746,233

              See accompanying notes to financial statements.



                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

                                                   STATEMENTS OF OPERATIONS
                                                                (UNAUDITED)


Three months ended March 31,                           1997        1998 (a)
NET SALES                                        $  20,462,760  $ 62,770,679
COST OF PRODUCTS SOLD                               18,272,557    53,324,976
     GROSS PROFIT                                    2,190,203     9,445,703

OPERATING EXPENSES:

   Selling, general and administrative               1,251,625     4,208,338
       INCOME FROM OPERATIONS                          938,578     5,237,365

OTHER INCOME (EXPENSE):

   Interest income                                      14,481       136,517
   Interest expense                                   (396,788)   (1,278,359)
   Other income                                              -       115,177

       INCOME BEFORE TAXES ON INCOME                   556,271     4,210,700

TAXES ON INCOME                                        205,820     1,642,000

NET INCOME                                       $     350,451  $  2,568,700

EARNINGS PER SHARE (BASIC)                       $          .10 $         .26

EARNINGS PER SHARE (DILUTED)                     $          .10           .25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   BASIC                                             3,668,750     9,997,455

   DILUTED                                           3,668,750    10,442,417

(a) Includes the results of LaSalle Steel Company which was acquired on April 18, 1997.

              See accompanying notes to financial statements.


                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
---------------------------------------------------------------------------

Three Months ended March 31, 1998

                                    Common Stock
                                    --------------
                                Number of                 Additional paid-in    Retained
                                 shares       Amount       capital             earnings       Total
------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998     9,997,455       $9,998       $50,111,675        $1,874,729  $ 51,996,402

Net income for the period            -            -                 -         2,568,700     2,568,700

BALANCE, MARCH 31, 1998      9,997,455       $9,998       $50,111,675        $4,443,429  $ 54,565,102


              See accompanying notes to financial statements.



                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

                                                   STATEMENTS OF CASH FLOWS
                                                                (UNAUDITED)


Three months ended March 31,                                     1997              1998 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                  $     350,451  $    2,568,700
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:

       Depreciation and amortization                                 490,731       1,636,086
       Accrued post-retirement welfare benefits                            -        (159,711)
       Provision for doubtful accounts                                12,000          25,635
       Deferred income taxes                                         (40,000)        328,000
       Accrued pension costs                                               -        (186,951)
       Changes in assets and liabilities:
           Increase in accounts receivable                        (4,256,456)     (4,364,220)
           Decrease (increase) in inventories                        269,498      (1,999,230)
           Decrease (increase) in other assets, net                 (193,246)        190,766
           Increase in trade accounts payable and accrued
                    expenses                                       2,898,083       3,809,062

             TOTAL ADJUSTMENTS                                      (819,390)       (720,563)

             NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                          (468,939)      1,848,137

CASH FLOWS FROM INVESTING ACTIVITIES:

   Repayment of amount to Quanex                                           -      (1,371,000)
   Acquisition of fixed assets                                      (514,502)     (1,611,967)

             NET CASH USED IN INVESTING ACTIVITIES                  (514,502)     (2,982,967)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

   Proceeds from long-term debt                                      625,715               -
   Repayment of long-term debt                                             -     (10,761,731)

             NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                           625,715     (10,761,731)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (357,726)    (11,896,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,587,927      13,207,077

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   1,230,201  $    1,310,516


(a) Includes the cash flows of LaSalle Steel Company which was acquired on April 18, 1997.

              See accompanying notes to financial statements.



                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES

             NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                  MARCH 31, 1998 AND FOR THE PERIODS ENDED
                   MARCH 31, 1997 AND 1998 IS UNAUDITED


      1. BASIS OF PRESENTATION   The accompanying financial statements are
                                 unaudited; however, in the opinion of
                                 management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1997.

                                 Certain reclassifications, primarily
                                 related to delivery costs, have been made to prior year amounts to conform to current year presentation. Net sales for the three months ended March 31, 1997 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to income from operations for this period.

                                 Effective January 1, 1998, the Company (as defined below) adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Adoption of the standard has had no effect on financial statement disclosures.

      2. ACQUISITION OF          On April 18, 1997, Niagara LaSalle Corporation
         LASALLE                 (formerly Niagara Cold Drawn Corp.)
                                 ("Niagara LaSalle"), a subsidiary of
                                 Niagara Corporation ("Niagara"), purchased from Quanex Corporation ("Quanex") all outstanding shares of capital stock of LaSalle Steel Company ("LaSalle," and, collectively with Niagara and Niagara
                                 LaSalle, the "Company"), one of the
                                 largest domestic producers of cold drawn steel bars. In consideration for the sale of such shares, Niagara LaSalle paid
                                 Quanex $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31,
                                 1997. Niagara LaSalle also paid Quanex an amount based on cash activity in the intercompany account between Quanex and
                                 LaSalle from April 1, 1997 through April
                                 18, 1997.

                                 The acquisition of LaSalle was accounted for as a purchase, and the financial statements include the results of LaSalle from April 1, 1997. Accordingly, LaSalle's results are included in the first quarter of 1998 but not in the first quarter of 1997. The purchase price, including acquisition costs and other estimated liabilities as of the acquisition date, was approximately $68,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000, and based on an appraisal, the excess was primarily allocated to property, plant and equipment.

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

                                 Pro forma results of operations, assuming the acquisition of LaSalle had occurred on January 1, 1997, are unaudited and detailed below. Pro forma adjustments primarily include additional depreciation and amortization on the excess purchase price allocated to property, plant and equipment and additional interest expense related to debt incurred for the acquisition.

                                 This pro forma data does not purport to be indicative of the results which actually would have been obtained had such transaction been completed as of the assumed date or of the results which may be obtained in the future.


                           THREE MONTHS ENDED                                 March 31, 1997

                           ------------------------------------------------------------------
                           NET SALES                                         $     64,711,760
                           NET INCOME                                        $        135,585
                           NET INCOME PER SHARE (BASIC AND DILUTED)          $            .03
                           ------------------------------------------------------------------




      3. INVENTORIES             Inventories consisted of the following:

                               December 31,        March 31,
                                   1997               1998

Raw materials                   $13,179,052        $14,171,824
Work-in-process                   5,984,649          6,663,863
Finished goods                   16,025,867         16,353,111
                                $35,189,568        $37,188,798


               Inventories are stated using the LIFO method.


      4. CONTINGENCIES           Niagara LaSalle and LaSalle are subject to
                                 federal, state and local environmental
                                 laws and regulations concerning, among
                                 other matters, water emissions and waste disposal. Management believes that Niagara
                                 LaSalle and LaSalle are currently in
                                 material compliance with all applicable
                                 environmental laws and regulations.

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


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Niagara was organized in April of 1993. With the acquisition of Niagara LaSalle in August 1995, Niagara entered the cold drawn steel bar industry. With plants in Buffalo, New York and Chattanooga, Tennessee, Niagara LaSalle had an established position in the northeast and southeast regions of the United States cold drawn steel bar market.

      In January 1996, Niagara LaSalle acquired Southwest Steel Company, Inc. ("Southwest"). During 1996, Southwest completed construction of a new plant outside of Dallas, Texas, relocated its Tulsa, Oklahoma operations to this new facility and was merged into Niagara LaSalle. With this acquisition, Niagara gained an established position in the southwest region of the United States because Southwest was the leading cold drawn steel bar producer servicing that area.

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

      During the fourth quarter of 1997, nearly all of Niagara's 6,050,000 Redeemable Common Stock Purchase Warrants ("Warrants") were exercised resulting in approximately $33.2 million in gross proceeds to the Company. This significantly strengthened the Company's balance sheet at December 31, 1997 by enabling it to prepay, with approximately $21.8 million of such proceeds, the Subordinated Notes in their entirety and by increasing total stockholders' equity to approximately $52 million at year end. During the first quarter of 1998, the Company used another $10 million of such proceeds to reduce the balance due under its revolving credit facility.

RESULTS OF OPERATIONS

      The following comparisons reflect certain reclassifications, primarily relating to delivery costs, for the three months ended March 31,1997. Net sales for the three months ended March 31, 1997 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to income from operations for this period and was made to conform to current year presentation.


Three Months ended March 31, 1998 compared with March 31, 1997

      Net sales for the three months ended March 31, 1998 were $62,770,679, representing an increase of $42,307,919, or 207%, over the same period in 1997. This increase was primarily due to sales attributable to LaSalle.

      Cost of sales for the three months ended March 31, 1998 increased by $35,052,419 to $53,324,976, representing an increase of 192% over the same period in 1997. This increase was primarily attributable to increased volume following the acquisition of LaSalle.

      Gross margins for the three months ended March 31, 1998 increased by 4.3% over the same period in 1997, due to greater emphasis on higher margin and value-added products.

      Selling, general and administrative expenses for the three months ended March 31, 1998 increased by $2,956,713 to $4,208,338, or 6.7% of sales, compared to 6.1% of sales for the same period in 1997. The dollar increase was due to the increased sales, and the increase as a percentage of sales was primarily caused by increased accrual for profit sharing.

      Net interest expense for the three months ended March 31, 1998 increased by $759,535 to $1,141,842, due primarily to the increased level of debt incurred in connection with the acquisition of LaSalle.

      Net income for the three months ended March 31, 1998 was $2,568,700, an increase of $2,218,249, or 633%, as compared to the net income for the three months ended March 31, 1997. This increase was due primarily to the addition of LaSalle's results. Net income for the three months ended March 31, 1998 increased by $2,433,115 as compared to the pro-forma net income (see note 2 to the financial statements) for the three months ended March 31, 1997. This increase resulted primarily from the reduced earnings of LaSalle in the first quarter of 1997 as compared to previous quarters, interest savings resulting from the warrant redemption in December of 1997, decreased costs as a result of consolidation of selling and administrative functions and improved margins resulting from an emphasis on value-added products at LaSalle.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement or day-to-day operating expenses have been, and is expected to continue to be, funded by operations and borrowings under its revolving credit facility. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 1998 totaled $1,611,967 compared to $514,502 for the same period in 1997.

      Cash flows provided by operations were $1,848,137 for the three months ended March 31, 1998, an increase of $2,317,076 compared to the same period in 1997. This increase is primarily attributable to an increase of $2,218,249 in net income. At March 31, 1998, the Company had $1,310,516 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

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

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle was in compliance with all of these requirements as of March 31, 1998.

      Note and stock purchase agreements were entered into on April 18, 1997 by and among Niagara, Niagara LaSalle, LaSalle and, respectively, The Prudential Insurance Company of America, The Equitable Life Assurance Society of the United States and United States Fidelity and Guaranty Company (collectively, the "Note and Stock Purchase Agreements") providing for among other things, the issuance and sale of the Subordinated Notes. In connection with this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock.

      On October 31, 1997, Niagara exercised its right to redeem all of its then outstanding and unexercised Warrants. Each outstanding Warrant entitled the holder to purchase from Niagara, prior to the exercise deadline, one share of Niagara Common Stock at an exercise price of $5.50. Of the 6,050,000 Warrants outstanding prior to the call for redemption, 6,042,990 were exercised resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock. The Company used approximately $21.8 million of such proceeds during the fourth quarter of 1997 to prepay in their entirety, at 107% plus accrued interest, the Subordinated Notes. During the first quarter of 1998, the Company used another $10 million of such proceeds to reduce the balance due under its revolving credit facility.

      At March 31, 1998, Niagara LaSalle had borrowed $11,700,000 under its revolving credit facility and had approximately $32,700,000 in available credit thereunder. Working capital of the company at March 31, 1998 was $30,154,345 as compared to $38,746,722 on December 31, 1997.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE" SAFE HARBOR" PROVISIONS
                OF THE PRIVATE SECURITIES REFORM ACT OF 1995

      The Private Securities Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The factors discussed under "Risk Factors" in Niagara's Post-Effective Amendment No. 3 to its Registration Statement No. 33-64682 (other than "High Degree of Leverage" and "Shares Eligible for Future Sale") among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in future filings by Niagara with the Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," believe" and other similar expressions are intended to identify forward looking statements.

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

ITEM 5.        OTHER INFORMATION.

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) EXHIBITS

    +3.1      Registrant's Restated Certificate of Incorporation, as
              amended on May 16, 1996.
    *3.2      Registrant's By-laws.
    *4.1      Form of Common Stock Certificate.
    *4.2      Form of Redeemable Common Stock Purchase Warrant Certificate.
   **4.3      Warrant Agreement between Continental Stock Transfer & Trust
              Company and the Registrant, dated as of August 13, 1993.
  ***4.4      Notice of Redemption of Redeemable Common Stock Purchase Warrant
  +++4.5      Revolving Credit and Term Loan Agreement, dated as of April
              18, 1997, by and among Niagara Cold Drawn Corp., LaSalle
              Steel Company, Manufacturers and Traders Trust Company
              (individually and as Agent), CIBC Inc. and National City Bank
              (the "Credit Agreement").
 ++++4.6      First Amendment to the Credit Agreement, dated as of
              September 4, 1997.
 ++++4.7      Second Amendment to the Credit Agreement, effective as of
              December 31, 1997.
  +++4.8      Form of Note and Stock Purchase Agreement, dated as of April
              18, 1997, by and among the Registrant, Niagara Cold Drawn
              Corp., LaSalle Steel Company and each of The Prudential
              Insurance Company of America, The Equitable Life Assurance
              Society of the United States and United States Fidelity and
              Guaranty Company.
  +++4.9      Stockholders Agreement, dated as of April 18, 1997, among the
              Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
              Prudential Insurance Company of America, The Equitable Life
              Assurance Society of the United States and United States
              Fidelity and Guaranty Company.
+++++4.10     Promissory Note, dated December 5, 1997, made by Gilbert D.
              Scharf in favor of Niagara Corporation.
    !10.1     Stock Purchase Agreement by and among Niagara Cold Drawn
              Corp. and the stockholders of Southwest Steel Company, Inc., dated January 31, 1996.
   !!10.2     Form of Promissory Note made by Niagara Cold Drawn Corp.,
              dated January 31, 1996.
   !!10.3     Form of Guaranty made by the Registrant, dated January 31,
              1996.
   !!10.4     Amended and Restated Promissory Note made by Southwest Steel
              Company, Inc. in favor of the Cohen Family Revocable Trust,
              u/t/a dated June 15, 1988, in the principal amount of
              $898,000, dated January 31, 1996.
   !!10.5     Guaranty, made by the Registrant in favor of the Cohen Family
              Revocable Trust, u/t/a dated June 15, 1988, dated January 31,
              1996.
  !!!10.6     UPO Exchange Agreement by and among the Registrant and GKN
              Securities Corp., Roger Gladstone, David M. Nussbaum, Robert
              Gladstone, Richard Buonocore, Debra L. Schondorf, Andrea B.
              Goldman, Ira S. Greenspan and Barington Capital Corp., L.P.
 !!!!10.7     International Metals Acquisition Corporation 1995 Stock
              Option Plan.
   ++10.8     First Amendment to the International Metals Acquisition
              Corporation 1995 Stock Option Plan, dated October 5, 1996.
  +++10.9     Stock Purchase Agreement, dated April 18, 1997, by and among the Registrant, Niagara Cold Drawn Corp. and Quanex Corporation.
       27     Financial Data Schedule.

------------------------
      + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
      * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33- 64682.
     ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
    *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
      ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
     !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
    !!! Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
   !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
     ++ Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
    +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.
   ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
  +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1997.


           (b)  Reports on Form 8-K.

                    The Registrant filed its Report on Form 8-K, dated March 26, 1998, reporting under Items 5 and 7 certain changes in management and its Board of Directors.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998                     NIAGARA CORPORATION
                                        ____________________________
                                                (Registrant)

                                        /s/ Michael Scharf
                                        ____________________________
                                        Michael Scharf, President

Date:  May 15, 1998                     /s/ Raymond Rozanski
                                        _____________________________
                                        Raymond Rozanski, Vice President
                                        and Treasurer


                               EXHIBIT INDEX

Exhibit No.       Description                                       Page
No.

     27          Financial Data Schedule                            20