Form 10-Q
period 1998-06-30
NIAGARA CORP
filed 1998-08-10
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended June 30, 1998

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


                                    N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X     NO
                                                     -----      ------

Number of shares of Common Stock outstanding at June 30, 1998

      Common Stock, par value $.001 per share             9,997,455
      ---------------------------------------         ------------------
                 (Class)                              (Number of Shares)




NIAGARA CORPORATION


INDEX TO JUNE 30, 1998 FORM 10-Q

----------------------------------------------------------------------------

                                                                       PAGE
PART I - FINANCIAL INFORMATION (UNAUDITED)

  FINANCIAL STATEMENTS (UNAUDITED):
      NIAGARA CORPORATION
            BALANCE SHEETS...........................................     3
            STATEMENTS OF OPERATIONS.................................   4-5
            STATEMENT OF STOCKHOLDERS' EQUITY........................     6
            STATEMENTS OF CASH FLOWS.................................     7
            NOTES TO FINANCIAL STATEMENTS............................  8-11

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS....................................... 12-17

PART II - OTHER INFORMATION..........................................    18

SIGNATURES...........................................................    21






                                                       NIAGARA CORPORATION
                                                          AND SUBSIDIARIES

                                                            BALANCE SHEETS

=============================================================================
                                                 December 31,        June 30,
                                                         1997            1998
-----------------------------------------------------------------------------
                                                                  (unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents                     $  13,207,077   $   2,892,653
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $727,000 and $779,000                       21,660,230      19,734,969
  Inventories                                      35,189,568      33,888,120
  Deferred income taxes                             1,401,000       1,234,093
  Other current assets                              1,822,354       1,576,793
-----------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                       73,280,229      59,326,628
PROPERTY, PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION OF
  $7,104,699 AND $10,228,024                       89,162,776      89,755,741
GOODWILL, NET OF ACCUMULATED AMORTIZATION
  OF $145,013 AND $183,779                          2,177,125       2,138,359
DEFERRED FINANCING COSTS, NET OF
  ACCUMULATED AMORTIZATION OF $73,792
  AND $129,136                                        701,208         645,864
OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION OF $277,361 AND $343,906             1,198,528         944,439
-----------------------------------------------------------------------------
                                                $ 166,519,866   $ 152,811,031
=============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                              $  20,984,715   $  18,341,938
  Accrued expenses                                  8,679,723       8,596,406
  Due to Quanex Corporation                         1,371,000               -
  Current maturities of long-term debt              3,498,069       4,087,962
-----------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                    34,533,507      31,026,306
OTHER:
  Long-term debt, less current maturities          59,184,388      44,997,324
  Accrued pension cost                              1,845,900       1,221,414
  Accrued post-retirement welfare benefits         12,691,000      12,689,826
  Deferred income taxes                             5,726,000       6,286,000
  Other noncurrent liabilities                        542,669         269,932
-----------------------------------------------------------------------------
      TOTAL OTHER LIABILITIES                      79,989,957      65,464,496
-----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value -
    500,000 shares authorized; none
    outstanding                                             -               -
  Common stock, $.001 par value -
    15,000,000 shares authorized;
    9,997,455 outstanding                               9,998           9,998
  Additional paid-in capital                       50,111,675      50,111,675
  Retained earnings                                 1,874,729       6,198,556
-----------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                   51,996,402      56,320,229
-----------------------------------------------------------------------------
                                                $ 166,519,866   $ 152,811,031
=============================================================================

                          See accompanying notes to financial statements.




                                                       NIAGARA CORPORATION
                                                          AND SUBSIDIARIES

                                                  STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)

=============================================================================
Three months ended June 30,                           1997            1998
-----------------------------------------------------------------------------
NET SALES                                       $ 67,043,781    $ 55,249,764

COST OF PRODUCTS SOLD                             59,323,687      47,263,580
-----------------------------------------------------------------------------
    GROSS PROFIT                                   7,720,094       7,986,184

OPERATING EXPENSES:

  Selling, general and administrative              4,283,981       4,070,811
-----------------------------------------------------------------------------
      INCOME FROM OPERATIONS                       3,436,113       3,915,373

OTHER INCOME (EXPENSE):

  Interest income                                     11,990          20,548

  Interest expense                                (1,750,031)     (1,022,794)
-----------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME                1,698,072       2,913,127

TAXES ON INCOME                                      662,612       1,158,000
-----------------------------------------------------------------------------
NET INCOME                                      $  1,035,460    $  1,755,127
-----------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                      $        .27    $        .18
-----------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                    $        .27    $        .17
-----------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                            3,901,090       9,997,455

  DILUTED                                          3,901,090      10,505,281
=============================================================================

                          See accompanying notes to financial statements.





                                                       NIAGARA CORPORATION
                                                          AND SUBSIDIARIES

                                                  STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)

=============================================================================
Six months ended June 30,                          1997 (a)         1998 (b)
-----------------------------------------------------------------------------
NET SALES                                       $ 87,506,541   $ 118,020,443

COST OF PRODUCTS SOLD                             77,596,244     100,588,556
-----------------------------------------------------------------------------
    GROSS PROFIT                                   9,910,297      17,431,887

OPERATING EXPENSES:

  Selling, general and administrative              5,535,606       8,279,149
-----------------------------------------------------------------------------
      INCOME FROM OPERATIONS                       4,374,691       9,152,738

OTHER INCOME (EXPENSE):

  Interest income                                     26,471         157,065

  Interest expense                                (2,146,819)     (2,301,153)

  Other income                                             -         115,177
-----------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME                2,254,343       7,123,827

TAXES ON INCOME                                      868,432       2,800,000
-----------------------------------------------------------------------------
NET INCOME                                      $  1,385,911   $   4,323,827
-----------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                      $        .37   $         .43
-----------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                    $        .37   $         .41
-----------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                            3,785,562       9,997,455

  DILUTED                                          3,785,562      10,475,821
=============================================================================
(a) Includes the results of LaSalle Steel Company from April 1, 1997.
(b) Includes the results of LaSalle Steel Company for the entire period.

                           See accompanying notes to financial statements.




                                                                          NIAGARA CORPORATION
                                                                             AND SUBSIDIARIES

                                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                  (UNAUDITED)
====================================================================================================
Six Months ended June 30, 1998
----------------------------------------------------------------------------------------------------
                                  Common Stock
                               -------------------      Additional
                               Number of                  paid-in         Retained
                                 shares     Amount        capital         earnings         Total
----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998       9,997,455    $ 9,998     $ 50,111,675     $ 1,874,729    $ 51,996,402

Net income for the period              -          -                -       4,323,827       4,323,827
----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998         9,997,455    $ 9,998     $ 50,111,675     $ 6,198,556    $ 56,320,229
====================================================================================================

                                              See accompanying notes to financial statements.




                                                                NIAGARA CORPORATION
                                                                   AND SUBSIDIARIES

                                                           STATEMENTS OF CASH FLOWS
                                                                        (UNAUDITED)
==========================================================================================
Six months ended June 30,                                     1997 (a)           1998 (b)
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   1,385,911    $   4,323,827
------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by
    operating activities:
      Depreciation and amortization                            2,304,092        3,283,980
      Accrued post-retirement welfare benefits                         -           (1,174)
      Provision for doubtful accounts                             40,903           51,270
      Deferred income taxes                                       80,000          726,907
      Accrued pension costs                                            -         (624,486)
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable           (2,601,675)       1,873,990
         Decrease (increase) in inventories                      (63,092)       1,301,448
         Decrease in other assets, net                           211,803          433,105
         Increase (decrease) in trade accounts
            payable and accrued expenses                       5,349,038       (2,726,092)
------------------------------------------------------------------------------------------
           TOTAL ADJUSTMENTS                                   5,321,069        4,318,948
------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES           6,706,980        8,642,775
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of LaSalle, net of cash acquired               (67,240,635)               -
  Repayment of amount to Quanex                                        -       (1,371,000)
  Acquisition of fixed assets                                 (1,362,269)      (3,716,290)
------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES             (68,602,904)      (5,087,290)
------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from long-term debt                                65,701,213                -
  Financing costs                                             (1,565,081)               -
  Repayment of long-term debt                                          -      (13,869,909)
------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES                                         64,136,132      (13,869,909)
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,240,208      (10,314,424)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,587,927       13,207,077
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   3,828,135    $   2,892,653
==========================================================================================

(a) Includes the cash flows of LaSalle Steel Company from April 1, 1997.
(b) Includes the cash flows of LaSalle Steel Company for the entire period.

                                        See accompanying notes to financial statements.






                                                         NIAGARA CORPORATION
                                                            AND SUBSIDIARIES

                           NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                     JUNE 30, 1998 AND FOR THE PERIODS ENDED
                                     JUNE 30, 1997 AND 1998 IS UNAUDITED

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

                           Certain reclassifications, primarily related to delivery costs, have been made to prior year amounts to conform to current year presentation. Net sales for the three months and six months ended June 30, 1997 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to income from operations for this period.

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

                           The financial statements include the results of LaSalle from April 1, 1997. Accordingly, LaSalle's results are included in the second quarter of 1997 and 1998 and the six months ended June 30, 1998 but are only included from April 1, 1997 for the six months ended June 30, 1997.

                           The acquisition of LaSalle was accounted for as a purchase. The purchase price, including acquisition costs and other estimated liabilities as of the acquisition date, was approximately $68,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000, and based on an appraisal, the excess was primarily allocated to property, plant and equipment.

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

                           This pro forma data does not purport to be indicative of the results that would have been obtained had such transaction been completed as of the assumed date or of the results which may be obtained in the future.

                           SIX MONTHS ENDED                    June 30, 1997
                           -------------------------------------------------
                           NET SALES                         $   131,755,541
                           NET INCOME                        $     1,171,045
                           NET INCOME PER SHARE              $           .30
                             (BASIC AND DILUTED)
                           -------------------------------------------------

 3.  INVENTORIES           Inventories consisted of the following:


                                                 December 31,      June 30,
                                                     1997            1998
                           --------------------------------------------------
                           Raw materials        $ 13,179,052     $ 13,958,623
                           Work-in-process         5,984,649        4,585,230
                           Finished goods         16,025,867       15,344,267
                           --------------------------------------------------
                                                $ 35,189,568      $33,888,120
                           --------------------------------------------------

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

                           Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at which they arranged for disposal of such materials. The costs incurred to date have been largely covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position.

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


RESULTS OF OPERATIONS

        The following comparisons reflect certain reclassifications, primarily relating to delivery costs, for the three months and six months ended June 30, 1997. Net sales for the three months and six months ended June 30, 1997 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. These reclassifications resulted in no change to income from operations for these periods and were made to conform to current year presentation.

        Results of operations for the three months and six months ended June 30, 1998 were impacted by a nine-week strike by the hourly workers at LaSalle's Hammond, Indiana facility that began on May 18, 1998. Although the Hammond facility continued production during the strike through the efforts of supervisors and replacement workers, output was at a significantly reduced level, and sales from this facility were at approximately 50% of pre-strike levels. The strike ended on July 20, 1998 following a vote by the striking workers to accept LaSalle's last proposal for a new three-year collective bargaining agreement. Management believes that, under the new agreement, operating costs at the Hammond facility will be reduced, primarily through the implementation of a two-tier wage system (with a new-hire rate of 70% of that for existing employees), changes in work rules leading to greater manpower flexibility and the reduction in certain vacation benefits.

Three Months ended June 30, 1998 compared with June 30, 1997

        Net sales for the three months ended June 30, 1998 were $55,249,764, representing a decrease of $11,794,017, or 18%, over the same period in 1997. Approximately two-thirds of this decrease was attributable to reduced production at the Company's Hammond facility during the strike with the remainder attributable to the greater emphasis on higher margin and value-added products which entail greater processing time.

        Cost of sales for the three months ended June 30, 1998 decreased by $12,060,107 to $47,263,580, representing a decrease of 20% over the same period in 1997. This decrease was primarily attributable to the decrease in volume.

        Gross margins for the three months ended June 30, 1998 increased by 2.9% over the same period in 1997, due to greater emphasis on higher margin and value-added products.

        Selling, general and administrative expenses for the three months ended June 30, 1998 decreased by $213,170 to $4,070,811, or 7.4% of sales, compared to 6.4% of sales for the same period in 1997. The dollar decrease was attributable to certain cost reductions achieved at LaSalle following its acquisition. The increase as a percent of sales was due to the decrease in sales.

        Net interest expense for the three months ended June 30, 1998 decreased by $735,795 to $1,002,246, due primarily to the reduced levels of borrowing.

        Net income for the three months ended June 30, 1998 was $1,755,127, an increase of $719,667, or 70%, as compared to the net income for the three months ended June 30, 1997. This increase was due primarily to reduced interest, decreased selling, general and administrative costs, and increased gross margins.

Six Months ended June 30, 1998 compared with June 30, 1997

        Net sales for the six months ended June 30, 1998 were $118,020,443, representing an increase of $30,513,902, or 35%, over the same period in 1997. This increase was due primarily to the addition of sales attributable to LaSalle for the entire period in 1998 as compared to only the second quarter in 1997.

        Cost of sales for the six months ended June 30, 1998 increased by $22,992,312 to $100,588,556, representing an increase of 30% over the same period in 1997. This increase was primarily attributable to the increase in volume.

        Gross margins for the six months ended June 30, 1998 increased by 3.4% over the same period in 1997, due to greater emphasis on higher margin and value-added products.

        Selling, general and administrative expenses for the six months ended June 30, 1998 increased by $2,743,543 to $8,279,149, or 7.0% of sales, compared to 6.3% of sales for the same period in 1997. The dollar increase was due to the inclusion of LaSalle selling, general and administrative expenses for the full period in 1998, and the increase as a percentage of sales was primarily caused by the decrease in sales for the second quarter of 1998 as compared to the second quarter of 1997.

        Net interest expense for the six months ended June 30, 1998 increased by $23,740 to $2,144,088.

        Net income for the six months ended June 30, 1998 was $4,323,827, an increase of $2,937,916, or 212%, as compared to the net income for the six months ended June 30, 1997. This increase was due primarily to the addition of LaSalle's results for the entire period in 1998. Net income for the six months ended June 30, 1998 increased by $3,152,782 as compared to the pro-forma net income (see note 2 to the financial statements) for the six months ended June 30, 1997. This increase resulted primarily from the reduced earnings of LaSalle in the first quarter of 1997 as compared to previous quarters, interest savings resulting from the warrant redemption in December of 1997, decreased costs as a result of consolidating of selling and administrative functions at Niagara LaSalle and LaSalle and improved margins resulting from an emphasis on value-added products.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's short-term liquidity requirement or day-to-day operating expenses have been, and is expected to continue to be, funded by operations and borrowings under its revolving credit facility. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 1998 totaled $3,716,000 as compared to $1,360,000 for the same period in 1997. This increase in expenditures was largely due to the completion of a new production line at the Midlothian facility, expenditures relating to the modification and upgrade of the Company's computer software applications and systems and the installation of a new crane at the Buffalo facility.

        Cash flows provided by operations were $8,642,775 for the six months ended June 30, 1998, an increase of $1,935,795 compared to the same period in 1997. This increase is attributable to the increase in net income. At June 30, 1998, the Company had $2,892,653 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

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

        Principal of the term loan under the Credit Agreement amortizes in monthly installments that commence on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara LaSalle from time to time) plus 235 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2000. Interest on such loans is payable in monthly installments and is either 250 basis points above the LIBOR rate (for a period specified by Niagara LaSalle from time to time) or M&T's prime rate plus 25 basis points.

        The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle was in compliance with all of these requirements as of June 30, 1998.

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

        On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. Such purchases would be subject to market and other conditions and financed with internally generated funds, and, if necessary, borrowings under the revolving credit facility. Shares of Niagara Common Stock repurchased would be available for use in the Company's benefit plans and for general corporate purposes.

        At June 30, 1998, Niagara LaSalle had borrowed $9,700,000 under its revolving credit facility and had approximately $30,000,000 in available credit thereunder. Working capital of the company at June 30, 1998 was $28,300,322 as compared to $38,746,722 on December 31, 1997.

YEAR 2000 COMPLIANCE

        The Company is in the process of modifying and upgrading its computer software applications and systems and anticipates spending approximately $1,000,000 in connection therewith. Approximately $600,000 of such funds had been expended as of June 30, 1998. The Company expects these new applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company anticipates these new applications and systems to be in place by the end of 1998, and, accordingly, to be able to achieve Year 2000 compliance by such date. In addition, the Company is in the process of assessing the Year 2000 compliance status of its material suppliers and customers, following which, the Company intends to develop a contingency plan should it or such suppliers or customers experience Year 2000-related disruptions in operations. The Company does not anticipate any material disruption in its operations as a result of any failure by it to be Year 2000 compliant.


FOREIGN IMPORTS

        In recent months, business conditions in Asia have been characterized by instability. While Management believes that, to date, such instability has not adversely and materially affected the Company, there can be no assurance that the instability in this region will not continue and result in low-priced imports of competing products or imports of low-priced manufactured products which utilize the Company's products, each of which could weaken demand for the Company's products. Such developments could have a material adverse effect on the Company's financial position or results of operations.


CAUTIONARY STATEMENT FOR PURPOSES OF THE" SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES REFORM ACT OF 1995

        The Private Securities Reform Act of 1995 provides a new "safe harbor" for certain forward- looking statements. The factors discussed under "Risk Factors" in Niagara's Post-Effective Amendment No. 3 to its Registration Statement No. 33-64682 (other than "Expiration of Union Contracts (with respect to the Hammond contract), "High Degree of Leverage" and "Shares Eligible for Future Sale"), together with these discussed under "Foreign Imports" above, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in future filings by Niagara with the Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," believe" and other similar expressions are intended to identify forward looking statements.



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

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) EXHIBITS

  +3.1      Registrant's Restated Certificate of Incorporation, as amended on May 16, 1996.
  *3.2      Registrant's By-laws.
  *4.1      Form of Common Stock Certificate.
  *4.2      Form of Redeemable Common Stock Purchase Warrant Certificate.
 **4.3      Warrant Agreement between Continental Stock Transfer & Trust
            Company and the Registrant, dated as of August 13, 1993.
***4.4      Notice of Redemption of Redeemable Common Stock Purchase
            Warrant.
 ##4.5      Revolving Credit and Term Loan Agreement, dated as of
            April 18, 1997, by and among Niagara Cold Drawn Corp.,
            LaSalle Steel Company, Manufacturers and Traders Trust Company
            (individually and as Agent), CIBC Inc. and National City Bank
            (the "Credit Agreement").
++++4.6     First Amendment to the Credit Agreement, dated as of
            September 4, 1997.
++++4.7     Second Amendment to the Credit Agreement, effective as of
            December 31, 1997.
   4.8      Third Amendment to the Credit Agreement, effective May 15, 1998.
 ##4.9      Form of Note and Stock Purchase Agreement, dated as of
            April 18, 1997, by and among the Registrant, Niagara Cold
            Drawn Corp., LaSalle Steel Company and each of The Prudential
            Insurance Company of America, The Equitable Life Assurance
            Society of the United States and United States Fidelity and
            Guaranty Company.
##4.10      Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States
            Fidelity and Guaranty Company.
+++++4.11   Promissory Note, dated December 5, 1997, made by Gilbert D.
            Scharf in favor of Niagara Corporation.
 !10.1      Stock Purchase Agreement by and among Niagara Cold Drawn Corp.
            and the stockholders of Southwest Steel Company, Inc., dated
            January 31, 1996.
!!10.2      Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable Trust,
            u/t/a dated June 15, 1988, in the principal amount of
            $898,000, dated January 31, 1996.
!!10.3      Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated
            January 31, 1996.
!!!10.4     UPO Exchange Agreement by and among the Registrant and GKN
            Securities Corp., Roger Gladstone, David M. Nussbaum,
            Robert Gladstone, Richard Buonocore, Debra L. Schondorf,
            Andrea B. Goldman, Ira S. Greenspan and Barington Capital
            Corp., L.P.
!!!!10.5    International Metals Acquisition Corporation 1995 Stock
            Option Plan.
 #10.6      First Amendment to the International Metals Acquisition
            Corporation 1995 Stock Option Plan, dated October 5, 1996.
 @10.7      Second Amendment to the Niagara Corporation 1995 Stock
            Option Plan.
 @10.8      Niagara Corporation Employee Stock Purchase Plan.
##10.9      Stock Purchase Agreement, dated April 18, 1997, by and among the
            Registrant, Niagara Cold Drawn Corp. and Quanex Corporation.
    27      Financial Data Schedule.

--------------------------
     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
   *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!! Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
  !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
     # Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
    ## Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.
     @ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
  ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
 +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1997.


         (b) Reports on Form 8-K.

                 The Registrant filed its Report on Form 8-K, dated June 3, 1998, reporting under Items 5 and 7 (i) the commencement of the strike at the Hammond facility, (ii) an addition to its Board of Directors and (iii) the authorization of its Board of Directors, to purchase from time to time, of up to one million shares of its Common Stock.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1998            NIAGARA CORPORATION
                                       (Registrant)


                                 /s/ Michael Scharf
                                 -----------------------------------
                                 Michael Scharf, President




Date: August 10, 1998            /s/ Raymond Rozanski
                                 -----------------------------------
                                 Raymond Rozanski, Vice President
                                   and Treasurer





                               EXHIBIT INDEX


Exhibit No.           Description                                Page No.
-----------           -----------                                --------
   4.8                Third Amendment to the Credit Agreement,      23
                      effective Mary 15, 1998.

   27                 Financial Data Schedule                       28