Form 10-Q
period 1998-09-30
NIAGARA CORP
filed 1998-11-16
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended September 30, 1998

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

                               (212) 317-1000
                           ----------------------
                          (Registrant's telephone
                        number, including area code)

                                    N/A
           ------------------------------------------------------
          (Former name, former address and former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Number of shares of Common Stock outstanding at September 30, 1998

      Common Stock, par value $.001 per share             9,671,575
      ---------------------------------------        ------------------
                    (Class)                          (Number of Shares)



NIAGARA CORPORATION


Index to September 30, 1998 Form 10-Q

-----------------------------------------------------------------------------
                                                                         Page
                                                                         ----

Part I - Financial Information (Unaudited)

  Financial Statements (Unaudited):
      Niagara Corporation
            Balance Sheets............................................     3
            Statements of Operations..................................   4-5
            Statement of Stockholders' Equity.........................     6
            Statements of Cash Flows..................................     7
            Notes to Financial Statements.............................  8-11

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations........................................ 12-17

Part II - Other Information...........................................    18

Signatures............................................................    22





                                                                     Niagara Corporation
                                                                        and Subsidiaries

                                                                           Balance Sheets
==========================================================================================
                                                             December          September
                                                             31, 1997          30, 1998
------------------------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                               $  13,207,077     $   1,738,475
  Trade accounts receivable, net of allowance for
    doubtful accounts of $727,000
    and $804,000                                             21,660,230        19,120,892
  Inventories                                                35,189,568        33,125,312
  Deferred income taxes                                       1,401,000         1,122,474
  Other current assets                                        1,822,354         1,761,535
------------------------------------------------------------------------------------------
      Total current assets                                   73,280,229        56,868,688
Property, plant and equipment, net of accumulated
  depreciation of $7,104,699 and $11,880,894                 89,162,776        89,708,246
Goodwill, net of accumulated amortization of
  $145,013 and $203,162                                       2,177,125         2,118,976
Deferred financing costs, net of accumulated
  amortization of $73,792 and $156,808                          701,208           618,192
Other assets, net of accumulated amortization of
  $277,361 and $328,615                                       1,198,528           761,155
------------------------------------------------------------------------------------------
                                                          $ 166,519,866     $ 150,075,257
==========================================================================================
Liabilities and Stockholders' Equity
Current:
  Accounts payable                                        $  20,984,715     $  16,542,355
  Accrued expenses                                            8,679,723         9,778,148
  Due to Quanex Corporation                                   1,371,000                 -
  Current maturities of long-term debt                        3,498,069         4,496,678
------------------------------------------------------------------------------------------
      Total current liabilities                              34,533,507        30,817,181
Other:
  Long-term debt, less current maturities                    59,184,388        44,880,659
  Accrued pension cost                                        1,845,900         2,391,310
  Accrued post-retirement welfare benefits                   12,691,000         9,515,207
  Deferred income taxes                                       5,726,000         6,463,000
  Other noncurrent liabilities                                  542,669           264,071
-----------------------------------------------------------------------------------------
      Total other liabilities                                79,989,957        63,514,247
-----------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.001 par value - 500,000 shares
    authorized; none outstanding                                      -                 -
  Common stock, $.001 par value - 15,000,000 shares
    authorized; 9,997,455 issued                                  9,998             9,998
  Additional paid-in capital                                 50,111,675        50,111,675
  Retained earnings                                           1,874,729         7,642,586
-----------------------------------------------------------------------------------------
                                                             51,996,402        57,764,259
  Treasury stock, at cost, 325,880 shares                             -        (2,020,430)
------------------------------------------------------------------------------------------
      Total stockholders' equity                             51,996,402        55,743,829
------------------------------------------------------------------------------------------
                                                          $ 166,519,866     $ 150,075,257
==========================================================================================
                                        See accompanying notes to financial statements.


                                                                  Niagara Corporation
                                                                     and Subsidiaries

                                                             Statements of Operations
                                                                          (Unaudited)
=========================================================================================

Three months ended September 30,                         1997                   1998
-----------------------------------------------------------------------------------------
Net sales                                            $ 60,244,152         $ 47,813,680
Cost of products sold                                  52,349,809           40,284,096
-----------------------------------------------------------------------------------------
      Gross profit                                      7,894,343            7,529,584
Operating expenses:
    Selling, general and administrative                 3,581,487            4,316,712
-----------------------------------------------------------------------------------------
        Income from operations                          4,312,856            3,212,872
Other income (expense):
    Interest income                                         7,630                8,240
    Interest expense                                   (1,920,662)            (958,442)
    Other income                                          183,538               66,360
-----------------------------------------------------------------------------------------
Income before taxes on income                           2,583,362            2,329,030
Taxes on income                                         1,007,352              885,000
-----------------------------------------------------------------------------------------
Net income                                           $  1,576,010         $  1,444,030
-----------------------------------------------------------------------------------------
Earnings per share (basic)                           $        .40         $        .15
-----------------------------------------------------------------------------------------
Earnings per share (diluted)                         $        .28         $        .14
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding:

    Basic                                               3,954,465            9,890,616

    Diluted                                             5,721,330           10,237,091
=========================================================================================

                      See accompanying notes to financial statements.


                                                                 Niagara Corporation
                                                                     and Subsidiaries

                                                             Statements of Operations
                                                                          (Unaudited)
========================================================================================

Nine months ended September 30,                          1997 (a)            1998 (b)
----------------------------------------------------------------------------------------
Net sales                                            $147,750,693        $165,834,123
Cost of products sold                                 129,946,053         140,872,652
----------------------------------------------------------------------------------------
      Gross profit                                     17,804,640          24,961,471
Operating expenses:
    Selling, general and administrative                 9,117,093          12,595,861
----------------------------------------------------------------------------------------
        Income from operations                          8,687,547          12,365,610
Other income (expense):
    Interest income                                        34,101             165,305
    Interest expense                                   (4,067,481)         (3,259,595)
    Other income                                          183,538             181,537
----------------------------------------------------------------------------------------
Income before taxes on income                           4,837,705           9,452,857
Taxes on income                                         1,875,784           3,685,000
----------------------------------------------------------------------------------------
Net income                                          $   2,961,921        $  5,767,857
----------------------------------------------------------------------------------------
Earnings per share (basic)                          $         .77        $        .58
----------------------------------------------------------------------------------------
Earnings per share (diluted)                        $         .72        $        .55
----------------------------------------------------------------------------------------
Weighted average common shares outstanding:

    Basic                                               3,843,354           9,961,835

    Diluted                                             4,106,216          10,399,182
----------------------------------------------------------------------------------------

(a) Includes the results of LaSalle Steel Company from April 1, 1997.
(b) Includes the results of LaSalle Steel Company for the entire period.

              See accompanying notes to financial statements.




                                                                                     Niagara Corporation
                                                                                        and Subsidiaries

                                                                      Statement of Stockholders' Equity
==================================================================================================================
Nine Months ended September 30, 1998
------------------------------------------------------------------------------------------------------------------
                                Common Stock
                           ------------------
                            Number                Additional
                              of                    paid-in
                            shares     Amount       capital      Retained earnings   Treasury stock       Total
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998   9,997,455   $9,998    $50,111,675       $1,874,729                -       $ 51,996,402
Purchase of treasury
shares, at cost                   -       -              -                 -         ($2,020,430)      (2,020,430)
Net income for the period         -       -              -          5,767,857                -          5,767,857
------------------------------------------------------------------------------------------------------------------
Balance, September 30,
  1998                    9,997,455    $9,998    $50,111,675       $7,642,586        ($2,020,430)    $ 55,743,829
==================================================================================================================

                                          See accompanying notes to financial statements.




                                                                    Niagara Corporation
                                                                       and Subsidiaries

                                                                 Statements of Cash Flows
                                                                              (Unaudited)
===============================================================================================
Nine months ended September 30,                               1997 (a)         1998 (b)
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                            $   2,961,921      $   5,767,857
-----------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         4,194,396          4,968,615
      Accrued post-retirement welfare benefits                      -         (3,175,793)
      Provision for doubtful accounts                          76,454             76,905
      Deferred income taxes                                   120,000          1,015,526
      Accrued pension costs                                         -            545,410
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable        (1,400,888)         2,462,433
         Decrease (increase) in inventories                   443,031          2,064,256
         Decrease in other assets, net                        (16,078)           389,290
         Increase (decrease) in trade accounts
           payable and accrued expenses                     1,535,492         (3,343,933)
-----------------------------------------------------------------------------------------------
           Total adjustments                                4,952,407          5,002,709
-----------------------------------------------------------------------------------------------
           Net cash provided by operating
             activities                                     7,914,328         10,770,566
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of LaSalle, net of cash acquired            (67,240,635)                 -
  Repayment of amount to Quanex                                     -         (1,371,000)
  Acquisition of treasury stock                                     -         (2,020,430)
  Acquisition of fixed assets                              (2,395,621)        (5,264,011)
----------------------------------------------------------------------------------------------
           Net cash used in investing activities          (69,636,256)        (8,655,441)
----------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
  Proceeds from long-term debt                             62,769,285                  -
  Financing costs                                          (1,565,081)                 -
  Repayment of long-term debt                                       -        (13,583,727)
----------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing
             activities                                    61,204,204        (13,583,727)
----------------------------------------------------------------------------------------------
Net Increase (decrease) in cash and cash equivalents         (517,724)       (11,468,602)
Cash and cash equivalents, beginning of period              1,587,927         13,207,077
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $   1,070,203      $   1,738,475
==============================================================================================

(a) Includes the cash flows of LaSalle Steel Company from April 1, 1997.
(b) Includes the cash flows of LaSalle Steel Company for the entire period.

                     See accompanying notes to financial statements.






                                                        Niagara Corporation
                                                           and Subsidiaries

                          Notes to Financial Statements - Information as of
                               September 30, 1998 and for the periods ended
                                  September 30, 1997 and 1998 is unaudited.
============================================================================


1.   Basis of             The accompanying financial statements are unaudited;
     Presentation         however, in the opinion of management, all
                          adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
                          Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended
                          December 31, 1997.

                          Certain reclassifications, primarily related to delivery costs, have been made to prior year amounts to conform to current year presentation. Net sales for the three months and nine months ended September 30, 1997 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. This reclassification resulted in no change to income from operations for this period.

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

                          The financial statements include the results of LaSalle from April 1, 1997. Accordingly, LaSalle's results are included in the third quarter of 1997 and 1998 and the nine months ended September 30, 1998 but are only included from April 1, 1997 for the nine months ended September 30, 1997.

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

                          The acquisition of LaSalle and the refinancing of existing Niagara LaSalle indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara LaSalle and LaSalle (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan and (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara LaSalle due April 18, 2005 (the "Subordinated Notes"). In connection with the subordinated debt portion of this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock.

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



                      Nine months ended                   September 30, 1997
                      -------------------------------------------------------
                      Net Sales                             $   191,999,693
                      Net Income                            $     2,747,055
                      Net Income per share (basic)          $           .71
                      Net Income per share (diluted)        $           .67
                      -------------------------------------------------------


3.  Inventories           Inventories consisted of the following:

                                               December 31,    September 30,
                                                   1997            1998
                      -------------------------------------------------------
                      Raw materials           $ 13,179,052    $ 10,034,285
                      Work-in-process            5,984,649       6,470,032
                      Finished goods            16,025,867      16,620,995
                      -------------------------------------------------------
                                              $ 35,189,568    $ 33,125,312
                      =======================================================

                           Inventories are stated using the LIFO method.


4.  Collective            On July 20, 1998, following a nine-week strike,
    Bargaining            LaSalle reached a three-year agreement with
    Agreement             the hourly workers at its Hammond, Indiana facility
                          that provided, among other things, for a curtailment of certain post-retirement welfare benefits and pension costs. The net effect of these curtailments was to reduce the Company's obligations by $1,746,015 resulting in an increase to net income of $1,065,069 for the quarter ended September 30, 1998.

5.  Stock Repurchase      On May 20, 1998, Niagara's Board of Directors
                          authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. During the quarter ended September
                          30, 1998, Niagara repurchased 325,880 shares of its Common Stock at a cost of $2,020,430. The shares repurchased are held as treasury stock.

6.  Contingencies         Niagara LaSalle and LaSalle are subject to
                          federal, state and local environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that Niagara LaSalle and LaSalle are currently in material compliance with all applicable environmental laws and regulations.

                          Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at which they arranged for disposal of such materials. The costs incurred through September 30, 1998 have been covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position.

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


Results of Operations

     The following comparisons reflect certain reclassifications, primarily relating to delivery costs, for the three months and nine months ended September 30, 1997. Net sales for the three months and nine months ended September 30, 1997 are stated after reduction for delivery costs. Previously, such costs had been included as a component of selling, general and administrative expenses. These reclassifications resulted in no change to income from operations for these periods and were made to conform to current year presentation.

     Results of operations for the three months and nine months ended September 30, 1998 were impacted by a nine-week strike by the hourly workers at LaSalle's Hammond, Indiana facility that began on May 18, 1998. Although the Hammond facility continued production during the strike through the efforts of supervisors and replacement workers, output was at a significantly reduced level, and sales from this facility were at approximately 50% of pre-strike levels. The strike ended on July 20, 1998 following a vote by the striking workers to accept LaSalle's last proposal for a new three-year collective bargaining agreement. Management believes that, under the new agreement, operating costs at the Hammond facility will be reduced, primarily through the implementation of a two-tier wage system, changes in work rules leading to greater manpower flexibility, and the decrease of certain post-retirement welfare benefits and pension costs.

Three Months ended September 30, 1998 compared with September 30, 1997

     Net sales for the three months ended September 30, 1998 were $47,813,680, representing a decrease of $12,430,472, or 20.6%, over the same period in 1997. Approximately two-thirds of this decrease was attributable to reduced production at the Company's Hammond facility during the strike and the gradual increase of production levels thereafter due to a lengthy training period for new employees. The remainder of the decrease was attributable primarily to a reduction in the production of commodity products and an increased emphasis on production of higher margin value-added products.

     Cost of sales for the three months ended September 30, 1998 decreased by $12,065,713 to $40,284,096, representing a decrease of 23% over the same period in 1997. Approximately 85% of this decrease resulted from the decrease in sales, and the remainder resulted from the reduction in certain post-retirement welfare benefits and pension costs.

     Gross margins for the three months ended September 30, 1998 increased by 2.7% over the same period in 1997, due to greater emphasis on higher margin value-added products and the reduction in labor expenses relating to certain post-retirement welfare benefits and pension costs.

     Selling, general and administrative expenses for the three months ended September 30, 1998 increased by $735,225 to $4,316,712, or 9.0% of sales, compared to 5.9% of sales for the same period in 1997. This increase was largely attributable to increased administrative expenses associated with the strike and the upgrade of the Company's computer systems.

     Net interest expense for the three months ended September 30, 1998 decreased by $962,830 to $950,202, due primarily to the reduced levels of borrowing.

     Net income for the three months ended September 30, 1998 was $1,444,030, a decrease of $131,980, or 8.4%, as compared to the net income for the three months ended September 30, 1997. This decrease was due primarily to the decrease in sales caused by the strike, which was offset, in part, by the $1,065,069 increase in net income resulting from the curtailment of certain post-retirement welfare benefits and pension costs.

  Nine months ended September 30, 1998 compared with September 30, 1997

     Net sales for the nine months ended September 30, 1998 were $165,834,123, representing an increase of $18,083,430, or 12.2%, over the same period in 1997. This increase was due primarily to the addition of sales attributable to LaSalle for the entire period in 1998 as compared to only the second and third quarters in 1997. Sales were adversely affected by an estimated $8 million to $11 million during the second and third quarters of 1998 by reduced production at the Company's Hammond, Indiana facility due to a nine-week strike and a lengthy training period for new employees.

     Cost of sales for the nine months ended September 30, 1998 increased by $10,926,599 to $140,872,652, representing an increase of 8.4% over the same period in 1997. This increase was primarily attributable to the increase in volume.

     Gross margins for the nine months ended September 30, 1998 increased by 3.0% over the same period in 1997, due to greater emphasis on higher margin value-added products and the reduction in labor expenses relating primarily to post-retirement benefits.

     Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $3,478,768 to $12,595,861, or 7.6% of sales, compared to 6.2% of sales for the same period in 1997. This increase was due to the inclusion of LaSalle selling, general and administrative expenses for the full period in 1998 as compared to only the second and third quarters in 1997, the additional administrative expenses associated with the strike, and the upgrade of the Company's computer systems.

     Net interest expense for the nine months ended September 30, 1998 decreased by $939,090 to $3,094,290, due primarily to the reduced levels of borrowing.

     Net income for the nine months ended September 30, 1998 was $5,767,857, an increase of $2,805,936, or 95%, as compared to the net income for the nine months ended September 30, 1997. This increase was due primarily to the addition of LaSalle's results for the entire period in 1998 as compared to only the second and third quarters in 1997. This increase was due also to an increase in net income resulting from the curtailment of certain post-retirement welfare benefits and pension costs, which was offset, in part, by a decrease in net income by an estimated $1.6 million to $2.6 million due to the effect of the strike. Net income for the nine months ended September 30, 1998 increased by $3,020,802 as compared to the pro-forma net income (see Note 2 to the Financial Statements) for the nine months ended September 30, 1997. This increase resulted primarily from the reduced earnings of LaSalle in the first quarter of 1997 as compared to previous quarters (which was offset, in part, by reduced earnings in 1998 as a result of the strike), interest savings resulting from the warrant redemption in December of 1997 and the subsequent reduction of debt, decreased costs as a result of consolidating selling and administrative functions at Niagara LaSalle and LaSalle, and improved margins resulting from an emphasis on higher margin value-added products.

Liquidity and Capital Resources

     The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by operations and borrowings under its revolving credit facility. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 1998 totaled $5,264,011 as compared to $2,395,621 for the same period in 1997. This increase in expenditures was largely due to the installation of new production equipment and the upgrading of the Company's computer systems.

     Cash flows provided by operations were $10,770,566 for the nine months ended September 30, 1998, an increase of $2,856,238 compared to the same period in 1997. This increase is attributable to the increase in net income. At September 30, 1998, the Company had $1,738,475 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

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

     Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara LaSalle from time to time) plus 235 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2000. Interest on such loans is payable in monthly installments and is either 200 basis points above the LIBOR rate (for a period specified by Niagara LaSalle from time to time) or M&T's prime rate plus 25 basis points.

     The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle was in compliance with all of these requirements as of September 30, 1998.

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

     On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. Such repurchases are subject to market and other conditions and financed with internally generated funds or borrowings under the revolving credit facility. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. During the quarter ended September 30, 1998, Niagara repurchased 325,880 shares of its Common Stock at a cost of $2,020,430.

     At September 30, 1998, Niagara LaSalle had borrowed $11,000,000 under its revolving credit facility and had approximately $26,000,000 in available credit thereunder, and the outstanding balance of its term loan was $37,581,570. Working capital of the Company at September 30, 1998 was $26,051,507 as compared to $38,746,722 on December 31, 1997.

Year 2000 Compliance

     The Company is in the process of modifying and upgrading its computer software applications and systems and anticipates spending approximately $1,000,000 in connection therewith. Approximately $800,000 of such funds had been expended as of September 30, 1998. The Company expects these new applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company anticipates these new applications and systems to be in place by the end of 1998, and, accordingly, to be able to achieve Year 2000 compliance by such date. In addition, the Company is in the process of assessing the Year 2000 compliance status of its suppliers and customers and non-information technology systems, following which, the Company intends to develop a contingency plan should it or any such material supplier, customer or system experience Year 2000-related disruptions in operations. The Company does not anticipate any material disruption in its operations as a result of any failure by it to be Year 2000 compliant.


Foreign Imports and Excess Capacity

     In recent months, business conditions in Asia, Latin America and the former Eastern bloc countries have been characterized by instability and decline resulting in an increase of both low-priced imports of competing products and imports of low-priced manufactured products which utilize the Company's products. In addition, raw material capacity expansion in the United States and abroad has increased during this period. While management believes that, to date, such conditions have not materially affected the Company, they have negatively impacted prices and weakened demand for the Company's products. Should such developments continue and increase, they could have a material adverse effect on the Company's results of operations.


CAUTIONARY STATEMENT FOR PURPOSES OF THE" SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES REFORM ACT OF 1995

     The Private Securities Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The factors discussed under "Risk Factors" in Niagara's Post-Effective Amendment No. 3 to its Registration Statement No. 33-64682 (other than "Expiration of Union Contracts (with respect to the Hammond contract), "High Degree of Leverage" and "Shares Eligible for Future Sale"), together with these discussed under "Foreign Imports and Excess Capacity" above, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in future filings by Niagara with the Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," believe" and other similar expressions are intended to identify forward looking statements.


                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to four such third-party sites. Management believes that, in three cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, which settlement agreements are awaiting judicial or administrative approval. In the fourth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that covers the financial contributions it has been required to make for these sites through September 30, 1998. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

Item 2.     Changes in  Securities and Use of Proceeds.

     Not applicable.

Item 3.     Defaults Upon Senior Securities.

     None.

Item 4.     Submission of Matters to Vote of Security Holders.

     (a) An Annual Meeting of Niagara Stockholders was held on July 7,
1998.

     (b) Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill were elected as directors of Niagara at the Annual Meeting.

     (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 9,349,994 for and 8,800 withheld for each of the nominees other than Mr. Tansill, and 9,349,894 for and 8,900 withheld for Mr. Tansill, (ii) an amendment to the Niagara Corporation 1995 Stock Option Plan to (a) increase the number of shares of Niagara Common Stock reserved for issuance thereunder by 1,000,000 shares and (b) increase by 200,000 the limit on the number of shares of Niagara Common Stock with respect to which options may be granted to any individual in any year, the vote as to which was 4,564,074 for, 188,585 against, 209,000 abstentions and 4,397,135 not voted, (iii) the approval of the Niagara Corporation Employee Stock Purchase Plan, the vote as to which was 4,708,589 for, 107,870 against, 145,200 abstentions and 4,397,135 not voted and (iv) the ratification and approval of BDO Seidman LLP as independent accountants for 1998, the vote as to which was 9,305,594 for, 17,700 against and 35,500 abstentions.

Item 5.     Other Information.

     On September 24, 1998, Niagara's Board of Directors suspended the Niagara Corporation Employee Stock Purchase Plan.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits

     +3.1      Registrant's Restated Certificate of Incorporation, as
               amended on May 16, 1996.
     *3.2      Registrant's By-laws.
     *4.1      Form of Common Stock Certificate.
     *4.2      Form of Redeemable Common Stock Purchase Warrant Certificate.
    **4.3      Warrant Agreement between Continental Stock Transfer & Trust
               Company and the Registrant, dated as of August 13, 1993.
   ***4.4      Notice of Redemption of Redeemable Common Stock Purchase
               Warrant
   ###4.5      Revolving Credit and Term Loan Agreement, dated as of April 18,
               1997, by and among Niagara Cold Drawn Corp., LaSalle Steel
               Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit
               Agreement").
  ++++4.6      First Amendment to the Credit Agreement, dated as of
               September 4, 1997.
  ++++4.7      Second Amendment to the Credit Agreement, effective as of
               December 31, 1997.
     #4.8      Third Amendment to the Credit Agreement, effective May 15, 1998.
   ###4.9      Form of Note and Stock Purchase Agreement, dated as of April
               18, 1997, by and among the Registrant, Niagara Cold
               Drawn Corp., LaSalle Steel Company and each of The Prudential
               Insurance Company of America, The Equitable Life Assurance
               Society of the United States and United States Fidelity and
               Guaranty Company.
   ###4.10     Stockholders Agreement, dated as of April 18, 1997, among the
               Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
               Prudential Insurance Company of America, The Equitable Life
               Assurance Society of the United States and United States
               Fidelity and Guaranty Company.
+++++4.11      Promissory Note, dated December 5, 1997, made by Gilbert D.
               Scharf in favor of Niagara Corporation.
    !10.1      Stock Purchase Agreement by and among Niagara Cold Drawn Corp.
               and the stockholders of Southwest Steel
               Company, Inc., dated January 31, 1996.
   !!10.2      Amended and Restated Promissory Note made by Southwest Steel
               Company, Inc. in favor of the Cohen Family Revocable Trust,
               u/t/a dated June 15, 1988, in the principal amount of
               $898,000, dated January 31, 1996.
   !!10.3      Guaranty, made by the Registrant in favor of the Cohen Family
               Revocable Trust, u/t/a dated June 15, 1988, dated January
               31, 1996.
  !!!10.4      UPO Exchange Agreement, dated May 15, 1996, by and among the
               Registrant and GKN Securities Corp., Roger Gladstone, David
               M. Nussbaum, Robert Gladstone, Richard Buonocore, Debra L.
               Schondorf, Andrea B. Goldman, Ira S. Greenspan and Barington
               Capital Corp., L.P.
  !!!10.5      International Metals Acquisition Corporation 1995 Stock
               Option Plan.
   ##10.6      First Amendment to the International Metals Acquisition
               Corporation 1995 Stock Option Plan, dated October 5, 1996.
    @10.7      Second Amendment to the Niagara Corporation 1995 Stock
               Option Plan, dated June 8, 1998.
    @10.8      Niagara Corporation Employee Stock Purchase Plan.
  ###10.9      Stock Purchase Agreement, dated April 18, 1997, by and
               among the Registrant, Niagara Cold Drawn Corp. and Quanex
               Corporation.
     27        Financial Data Schedule.
--------------------------
     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30,
        1996.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December
        31, 1993.
   *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!!  Incorporated by reference to exhibit 10.1 to the Registrant's
        Report on Form 8-K, dated May 30, 1996.
  !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16,
        1996.
     # Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.
    ##  Incorporated by reference to exhibit 10.10 to the Registrant's
        Report on Form 10-K for the fiscal year ended December 31, 1996.
   ### Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.
     @ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
  ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
 +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1997.


     (b) Reports on Form 8-K.

     The Registrant filed its Report on Form 8-K, dated July 29, 1998, reporting under Items 5 and 7 the conclusion of the strike at the Company's Hammond, Indiana facility.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998          NIAGARA CORPORATION
                                 -----------------------------------------
                                       (Registrant)




                                 /s/ Michael Scharf
                                 ----------------------------------------
                                 Michael Scharf, President




Date: November 13, 1998          /s/ Raymond Rozanski
                                 ----------------------------------------
                                 Raymond Rozanski, Vice President
                                    and Treasurer




                               EXHIBIT INDEX


Exhibit No.                 Description                              Page No.
-----------                 -----------                              --------

   27                       Financial Data Schedule                     24