Form 10-K
period 1998-12-31
NIAGARA CORP
filed 1999-03-31
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                            -------------------

                                 FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                            OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                            Commission file number 0-22206

                            NIAGARA CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                           59-3182820
          ---------------------------          -------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or organization)            Identification No.)

     667 MAdison Avenue, New York, New York               10021
     --------------------------------------               -----
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

      As of March 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48,675,214 (assumes the registrant's officers, directors and all stockholders holding 5% of outstanding shares are affiliates).

      There were 9,511,575 shares of the Registrant's Common Stock outstanding as of March 22, 1999.

      Documents Incorporated by Reference: The Items comprising Part III hereof (items 10, 11, 12 and 13) are incorporated by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders or will be filed by amendment to this Form 10-K.



                                    PART I

ITEM 1.  BUSINESS.

CORPORATE HISTORY

      Niagara Corporation (formerly International Metals Acquisition Corporation), a Delaware corporation ("Niagara"), was organized on April 27, 1993 with the objective of acquiring an operating business engaged in the metals processing and distribution industry or metals-related manufacturing industry.

      On August 16, 1995, Niagara purchased all of the outstanding shares of capital stock of Niagara LaSalle Corporation, formerly Niagara Cold Drawn Corp. ("Niagara LaSalle"), a leading manufacturer of cold drawn steel bars in the northeast and southeast regions of the United States, for $10,744,045 in cash.

      On January 31, 1996, Niagara LaSalle purchased all of the outstanding shares of capital stock of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars servicing the southwest region of the United States. As consideration for such shares, Niagara LaSalle paid $1,920,000 in cash and $1,156,773 principal amount of Niagara LaSalle promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara LaSalle discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness. On November 24, 1997, Niagara LaSalle paid $525,000 to the former Southwest stockholders in full satisfaction of all amounts owing under the $1,156,773 principal amount of promissory notes issued to such individuals in connection with the acquisition.

      During 1996, Southwest moved its operations from Tulsa, Oklahoma to a new facility in Midlothian, Texas. On November 1, 1996, Southwest was merged into Niagara LaSalle and, since then, has operated as a division of Niagara LaSalle.

      On April 18, 1997, Niagara LaSalle purchased from Quanex Corporation ("Quanex") all of the outstanding shares of capital stock of LaSalle Steel Company ("LaSalle," and, collectively with Niagara and Niagara LaSalle, the "Company"), one of the largest domestic producers of cold drawn steel bars. In consideration for the sale of such shares, Niagara LaSalle paid Quanex $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. Niagara LaSalle also paid Quanex an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

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

      On October 31, 1997, Niagara exercised its right to redeem on December 9, 1997 (which date was extended to December 11, 1997) all of its then outstanding and unexercised Redeemable Common Stock Purchase Warrants ("Warrants") at $.01 per Warrant. As a result of such action, the Warrants could not be exercised after the redemption date. Each outstanding Warrant entitled the holder to purchase from Niagara, prior to the exercise deadline, one share of Niagara Common Stock at an exercise price of $5.50. Of the 6,050,000 Warrants outstanding prior to the call for redemption, 6,042,990 were exercised resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock. During the fourth quarter of 1997, the Company used approximately $21.8 million of such proceeds to prepay, at 107% plus accrued interest, the Subordinated Notes. During the first quarter of 1998, the Company used another $10 million of such proceeds to reduce the balance due under its revolving credit facility.

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

      LaSalle is a technological leader in the development of specialized cold drawn steel products, having obtained numerous foreign and domestic patents throughout its history. LaSalle pioneered the large drawbenches commonly used in cold finishing today and developed the principle of stress-relieving cold finished steel bars. LaSalle employs a number of advanced processing techniques in the manufacture of value-added steel bars including thermal treatment and chrome plating. In addition to cold drawn bars, LaSalle's products include (i) custom-cut bars shipped on a "just-in-time" basis which are used in steering columns and shock absorbers, (ii) stress-relieved bars which are used in high strength shafting, gears and drive mechanisms, (iii) quench and tempered bars which are used in high strength bolting and high impact rod cylinders and (iv) chrome-plated bars which are used in hydraulic and pneumatic cylinders.

CUSTOMERS

      The Company sells its products primarily to steel service centers, which accounted for approximately 77% of its sales during 1998, with the balance of sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. The Company concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, the Company attempts to minimize the risk of holding obsolete inventory.

      The Company has approximately 650 active customers in the United States and Canada and is not dependent upon any one geographical market. For 1998, the Company's 10 largest customers (by tons shipped) represented approximately 60% of sales, and its 3 largest customers, Alro Steel Corporation, Earle M. Jorgensen Co. and Joseph T. Ryerson and Sons, Inc. represented approximately 39% of sales. The loss of any of these three largest customers would have a material adverse effect on sales.

MARKETING

      The Company markets its products through salaried in-house sales personnel and sales representatives compensated on a commission-only basis. Such in-house personnel and sales representatives cover all of the United States and certain regions of Canada.

STRATEGY

      Management's business strategy focuses on improving product quality and customer service and on maintaining strict cost controls. With the acquisition of LaSalle, the Company offers a full line of products on a national level.

      Management seeks to obtain a competitive advantage through the Company's ability to supply customers on a timely basis with an extensive range of sizes and shapes of high quality cold drawn steel bars. In this regard, the Company maintains finished goods inventories of the most commonly ordered sizes and shapes.

      In order to improve profitability, management has chosen to specialize on higher margin and value-added products. In addition, the Company has implemented a system of inventory management to supply more efficiently multiple locations of steel service center companies.

      The Company upgraded its internal computer systems in four of its five manufacturing facilities during 1998. This upgrade allowed the Company to centralize all of its internal business functions at these facilities and will allow the Company to more efficiently meet customer requirements.

RAW MATERIALS

      The Company purchases raw materials, which consist of hot-rolled steel bars, from mini-mills and integrated steel mills. The cost of hot-rolled steel bars purchased from mini-mills is primarily dependent on the price of scrap steel. The cost of such bars purchased from integrated steel mills is dependent on a number of factors including demand, the price of scrap steel and the volume and price of foreign imports. The Company obtains raw material from both domestic and foreign suppliers.

COMPETITION

      The cold drawn steel bar market is highly competitive, based on price, product quality and customer service. Management's strategy is to seek to remain competitive on price and surpass the Company's competitors in product quality and customer service. The Company's principal competitors are domestic companies, including both integrated and independent cold drawn steel bar producers.

      Management believes that the ability to offer a full line of cold finished bar products and the proximity of facilities to major steel service center markets are key competitive factors in the industry. Close geographic proximity to customers results in reduced freight costs and faster delivery of customer orders. The cold drawn steel industry allocates freight costs among suppliers and customers based on an "equalizing" system whereby the customer pays freight cost equal to that of the nearest supplier. The Company's five manufacturing facilities (located in Buffalo, New York; Chattanooga, Tennessee; Midlothian, Texas; and Hammond and Griffith, Indiana) provide close proximity to many customers.

      The Company competes in a narrow segment of the steel industry, but its business is affected by conditions within the broader steel industry and, in particular, the automotive and machine tool industries. Consequently, a significant downturn in the broader steel industry or the automotive or machine tool industries may result in a similar downturn in the cold drawn steel bar market and have an adverse effect on the Company.

EMPLOYEES

      As of December 31, 1998, the Company employed approximately 675 persons. All of LaSalle's 294 hourly employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on July 18, 2001. All of LaSalle's 22 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which expires on February 19, 2000. During 1998, operations were impacted by a nine-week strike by the hourly workers at LaSalle's Hammond, Indiana facility that began on May 18, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations."


ITEM 2.  PROPERTIES.

NIAGARA

      Niagara utilizes approximately 5,000 square feet of space for its headquarters in New York, New York under a lease expiring on December 31, 2007.

NIAGARA LASALLE

      Niagara LaSalle operates manufacturing facilities in Buffalo, New York; Chattanooga, Tennessee; and Midlothian, Texas. Niagara LaSalle owns the 207,000 square-foot Buffalo facility, leases the 92,000 square-foot Chattanooga facility and owns the 115,000 square-foot Midlothian facility. The initial term of the Chattanooga lease extends through November 30, 2009. Niagara LaSalle may extend the term of this lease for an additional 10 years and may terminate this lease beginning on December 1, 2004.

LASALLE

      LaSalle operates manufacturing facilities in Hammond, Indiana and Griffith, Indiana. LaSalle owns the 550,000 square-foot Hammond facility and the 45,900 square-foot Griffith facility.

      Management considers these five manufacturing facilities, which operated at approximately 70% of capacity in 1998, suitable for its current operations.


ITEM 3.  LEGAL PROCEEDINGS.

      Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to four such third-party sites. Management believes that, in three cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, which settlement agreements are awaiting judicial or administrative approval. In the fourth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through December 31, 1998. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      Niagara's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 1997 and 1998.

                                                HIGH        LOW
                                                ----        ---
1997
   January 1 through March 31.........          6 1/4       4 1/8
   April 1 through June 30............          6 3/4       4 5/8
   July 1 through September 30........          10          5 1/4
   October 1 through December 31......          11 1/4      8

1998
   January 1 through March 31.........          10 1/8      7 7/8
   April 1 through June 30............          12          8 5/8
   July 1 through September 30........          10          5 3/4
   October 1 through December 31......          7 3/8       4 1/8

      As of March 22, 1999, there were 41 registered holders of Niagara Common Stock.

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


ITEM 6.     SELECTED FINANCIAL DATA.

                                                        Year ended December 31,
                                     --------------------------------------------------
                                     1995(1)      1996(2)     1997 (3)       1998
                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales.......................... $  17,035    $  74,810    $ 204,962    $ 207,547
Cost of products sold..............    15,541       66,114      180,532      177,340
Gross profit.......................     1,493        8,695       24,430       30,207
Selling, general and
  administrative expenses..........     1,265        5,706       12,450       15,645
Interest income....................       628          100          160          172
Other income.......................         -          126          187          195
Interest expense...................       272        1,536        5,874        4,154
Income taxes.......................       240          615        2,479        4,265
Income before extraordinary loss...       344        1,064        3,974        6,510
Extraordinary loss on early
extinguishment
  of debt..........................         -           --        2,062           --
Net income ........................       344        1,064        1,912        6,510
Net income per share (basic)
  (before extraordinary loss).....  $     .10    $     .30    $     .94    $     .66
Net income per share (diluted)
  (before extraordinary loss).....  $     .10    $     .30    $     .78    $     .64
Net income per share (basic)....... $     .10    $     .30    $     .45    $     .66
Net income per share (diluted)..... $     .10    $     .30    $     .38    $     .64
Weighted average common shares
  outstanding (basic).............      3,500        3,603        4,247        9,880
Weighted average common shares
  outstanding (diluted)...........      3,500        3,603        5,095       10,250

                                    ---------------------------------------------------
                                                           At December 31,
                                    ---------------------------------------------------
                                      1995          1996        1997         1998
                                      ----         -----        ----         ----
                                                           (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.......... $   2,187    $   1,588    $  13,207    $     441
Trade accounts receivable, net.....     4,239        5,953       21,660       13,360
Inventories........................    14,744       14,446       35,190       30,132
Property, plant and equipment, net.    12,745       21,649       89,163       89,749
Goodwill, net......................         -        2,543        2,177        2,100
TOTAL ASSETS.......................    34,593       47,348      166,520      139,429
Trade accounts payable.............     4,787        4,110       20,985       14,107
Accrued expenses...................     3,212        3,690        8,679        6,555
Current maturities of long-term
debt...............................       733        1,662        3,498        4,797
Long-term debt, less current
maturities.........................     6,969       18,075       59,184       41,572
Accrued pension and other
postretirement
  benefits.........................         -           --       14,537       10,303
Deferred income taxes..............     3,914        3,805        5,726        7,357
TOTAL LIABILITIES..................    20,131       31,821      114,523       84,899
STOCKHOLDERS' EQUITY .............. $  14,462    $  15,526    $  51,996    $  54,531

-------------------
(1) Includes the results of Niagara LaSalle for the period from August 17, 1995 to December 31, 1995.
(2) Includes the results of Niagara LaSalle for the entire year, and the results of Southwest from February 1, 1996.
(3) Includes the results of Niagara LaSalle for the entire year, and the results of LaSalle from April 1, 1997.



                   Niagara LaSalle (predecessor company)


                                         Year ended December 31,
                                     ------------------------------
                                           1994             1995(1)
                                           ----             ----
                                            (in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales.........................     $  45,593         $  50,506
Cost of products sold.............        40,873            44,386
Gross profit......................         4,720             6,120
Selling, general and
administrative
  expenses........................         2,707             2,904
Employment expense-management
options...........................            --             1,666
Operating income..................         2,013             1,550
Other Income......................            --                17
Interest expense..................           711               771
Income before income taxes........         1,302               795
Income taxes......................           480               270
Net income........................     $     822         $     525

                                      At December 31, At August 16,
                                    ---------------------------------
                                       1994               1995(2)
                                       ----               ----
                                          (in thousands)
BALANCE SHEET DATA:
Current assets....................   $  13,533         $  18,257
Current liabilities...............       8,427            11,118
Working capital...................       5,106             7,139
Property plant and equipment, net        6,810             6,829
Total assets......................      20,355            25,103
Long-term debt and capital lease
  obligations (excluding current
portion)..........................       6,088             6,266
Total liabilities.................      15,365            17,384
Redeemable preferred stock........         453               251
Stockholders' equity..............   $   4,537         $   6,268

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

      In January 1996, Niagara LaSalle acquired Southwest. During 1996, Southwest completed construction of a new plant in Midlothian, Texas and relocated its Tulsa, Oklahoma operations to this new facility. With this acquisition, Niagara gained an established position in the southwest region of the United States because Southwest was the leading cold drawn steel bar producer servicing that area.

      In April 1997, Niagara LaSalle acquired LaSalle, which has plants in Hammond and Griffith, Indiana. This acquisition gave Niagara LaSalle a strong market position in the midwest region of the United States and broadened Niagara LaSalle's product range by adding thermal treated and chrome-plated bars.

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

RESULTS OF OPERATIONS

      Results of operations for the year ended December 31, 1998 were impacted by a nine-week strike by the hourly workers at LaSalle's Hammond, Indiana facility that began on May 18, 1998. Although the Hammond facility continued production during the strike through the efforts of supervisors and replacement workers, output was at a significantly reduced level and sales from this facility were at approximately 50% of pre-strike levels. The strike ended on July 20, 1998 following a vote by striking workers to accept LaSalle's proposal for a new three-year collective bargaining agreement. The impact of the strike at the Hammond facility continued into the fourth quarter of 1998 as the necessity of continuing to train permanent replacement workers reduced production levels. Management believes that operating costs at the Hammond facility will be reduced under the new agreement.

      During 1998, business conditions during the year in parts of Asia, Latin America and the former Eastern bloc countries were characterized by instability and decline which resulted in an increase of both low-priced imports of competing products (principally hot-rolled steel products) and imports of low-priced manufactured products which utilize the Company's products. In addition, raw material and competing product capacity expansion increased during this period. Management believes that while such developments more directly and significantly affected the market for hot-rolled steel products, they also negatively impacted prices and weakened demand for the Company's products during the year.

Year ended December 31, 1998 compared with December 31, 1997

      Net sales for the twelve months ended December 31, 1998 were $207,546,526, an increase of $2,584,393, or 1.3%, over the same period in 1997. This increase was primarily due to the addition of sales of LaSalle for the entire period in 1998 as compared to only the last three quarters in 1997. Management estimates that sales were adversely affected by between $15 and $20 million during the second half of 1998 due primarily to reduced production at the Company's Hammond, Indiana facility during the nine-week strike, lengthy training periods for permanent replacement workers at this facility and the loss of market share during such period.

      Cost of products sold for the twelve months ended December 31, 1998 was $177,339,749, a decrease of $3,192,474, or 1.8%, over the same period in 1997. This decrease was due primarily to the reduction in LaSalle's postretirement benefit obligations (which reduced cost of products sold for 1998 by $3,320,000). Gross margins for the twelve months ended December 31, 1998 increased by 2.6% over the same period in 1997 due to the reduction in LaSalle's postretirement benefit obligations and the continued greater emphasis on higher margin value-added products. Gross margins for 1998 were adversely affected by the reduced sales volume in the second half of the year following the strike.

      Selling, general and administrative expenses increased by $3,195,197 to $15,644,702, or 7.5%, of sales in the twelve months ended December 31, 1997 compared to 6.1% for the same period in 1997. This increase was due primarily to the inclusion of LaSalle's selling, general and administrative expenses for the full period in 1998 as compared to only the last three quarters in 1997 (which was offset, in part, by a decrease in costs resulting from the consolidation of selling and administration functions at Niagara LaSalle and LaSalle), the additional administrative expenses associated with the strike, and costs associated with the upgrade of the Company's computer systems. These increases were partially offset by a reduction in expenses relating to the reduction in LaSalle's postretirement benefit obligations (which reduced selling, general and administrative expenses for 1998 by $1,629,000). Selling, general and administrative expenses for 1998 were adversely affected as a percentage of sales by the reduced sales volume in the second half of the year following the strike.

      Interest expense decreased by $1,720,209 to $4,153,985 primarily due to reduced levels of borrowing.

      Net income for the twelve months ended December 31, 1998 was $6,510,106, an increase of $4,597,788, or 240%, from the same period in 1997. This increase was due primarily to the inclusion of LaSalle's results for the full period in 1998 as compared to only the last three quarters in 1997, the extraordinary loss in 1997 of $2,062,185 due to the early extinguishment of debt and an increase in net income of $3,019,000 million resulting from the curtailment of LaSalle's postretirement benefit obligations. Net income for 1998 was also positively affected by interest savings resulting from the reduction of debt following the redemption of the Warrants in December 1997 and improved margins from the continued emphasis on value-added products. Management estimates that net income for the twelve months ended December 31, 1998 was adversely affected by between $2.0 and $2.6 million due to the effects of the strike. Net income for the twelve months ended December 31, 1998 increased by $4,812,654, or 284%, as compared to pro-forma net income (see Note 3 to the Financial Statements) for the twelve months ended December 31, 1997. This increase resulted primarily from the foregoing factors as well as the reduced earnings of LaSalle in the first quarter of 1997 as compared to the same period in 1998.

Year ended December 31, 1997 compared with December 31, 1996

      Net sales for the twelve months ended December 31, 1997 were $204,962,133, an increase of $130,152,613, or 174.0%, over the same period in 1996. This increase was primarily due to sales attributable to LaSalle.

      Cost of products sold for the twelve months ended December 31, 1997 was $180,532,223, an increase of $114,417,738, or 173.1%, over the same period in 1996. This increase was attributable to increased volume following the acquisition of LaSalle. Gross margins for the twelve months ended December 31, 1997 increased by 0.3% over the same period in 1996 due to greater emphasis on higher margin and value-added products.

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

      In 1997, Niagara LaSalle issued the Subordinated Notes. Net proceeds from the sale of the Subordinated Notes, together with borrowings under the revolving credit and term loan agreement, were used to finance the acquisition of LaSalle and refinance existing Niagara LaSalle indebtedness. In connection with the prepayment of the Subordinated Notes, the Company was required to write off unamortized debt issuance costs and incurred a prepayment charge in the aggregate amount of approximately $3,326,000. The resultant one time, after-tax charge amounted to $2,062,185. The Subordinated Notes and prepayment charge were paid from the proceeds of the Warrants exercised during the fourth quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations and borrowings under its revolving credit facility. The Company's principal long-term liquidity requirement has been and is expected to continue to be the funding of capital expenditures to modernize, improve and expand the facilities, machinery and equipment of Niagara LaSalle and LaSalle. Capital expenditures for the year ending December 31, 1998 were $6,859,081 compared to $5,572,754 for the same period in 1997. This increase in expenditures was largely due to an increase in the purchase of new production equipment and the upgrade of the Company's computer systems. The Company anticipates spending approximately $7,000,000 for capital expenditures during 1999.

      Cash flows provided by operations were $14,676,621 for the year ended December 31, 1998 as compared to $9,333,468 for the year ended December 31, 1997. Cash flows for 1998 included the cash flows of LaSalle for the entire year as compared to only the last three quarters in 1997. This $5,343,153 increase, or 57%, from the prior year is largely attributable to an increase in net income, which was offset, in part, by the decrease in LaSalle's postretirement benefit obligations (which itself was offset by the increase in deferred taxes associated with this decrease). Cash flows for the year ended December 31, 1998 were enhanced by a decrease in accounts receivable and inventory, which was offset, in part, by decreases in accounts payable and accrued expenses. Cash and cash equivalents at December 31, 1998 was $440,654, a decrease of $12,766,423 as compared to December 31, 1997. The significant amount of cash at December 31, 1997 resulted from proceeds from the exercise of the Warrants in the fourth quarter of 1997 and was applied to long-term debt in the first quarter of 1998.

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

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle was in compliance with all of these requirements as of December 31, 1998.

      On October 31, 1997, Niagara exercised its right to redeem all of its then outstanding and unexercised Warrants. Each outstanding Warrant entitled the holder to purchase from Niagara, prior to the exercise deadline, one share of Niagara Common Stock at an exercise price of $5.50. Of the 6,050,000 Warrants outstanding prior to the call for redemption, 6,042,990 were exercised resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock. During the fourth quarter of 1997, the Company used approximately $21.8 million of such proceeds to prepay in their entirety, at 107% plus accrued interest, the Subordinated Notes. During the first quarter of 1998, the Company used another $10 million of such proceeds to reduce the balance due under its revolving credit facility.

      On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. Such repurchases are subject to market and other conditions and financed with internally generated funds or borrowings under the revolving credit facility. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. During the year ended December 31, 1998, Niagara repurchased 485,880 shares of its Common Stock at a cost of $2,899,965.

      At December 31, 1998, Niagara LaSalle had borrowed $9,000,000 under its revolving credit facility and had approximately $20,000,000 in available credit thereunder. Working capital of the Company at December 31, 1998 and 1997 was $20,414,031 and $38,746,722, respectively.

YEAR 2000 READINESS DISCLOSURE

      The Company could be adversely affected if the computer and other systems, machinery, equipment and applications which it or its suppliers, customers or service providers use does not properly accommodate the "Year 2000" dating changes necessary to permit the recording of year dates for 2000 and later years. Management does not anticipate any material disruption in the Company's operations as a result of this issue. However, because of the reliance on and involvement of a great many third parties in this regard, disruptions in the Company's operations could occur which may have a material effect on the Company's results of operations.

      In 1998, the Company upgraded its internal computer systems in four of its five plants at a cost of approximately $1,000,000. This upgrade allowed the Company to centralize all of its internal business functions at these facilities. Based on assurances from the manufacturers of the upgraded system's hardware and software, management does not expect that this system will suffer any interruption or performance degradation as a result of the Year 2000.

      Engineering firms are assessing the Company's machinery, equipment, applications and other systems for Year 2000 readiness. This assessment has been substantially completed at three of the Company's five plants and is scheduled to be completed by April 30, 1999. Management plans to take all appropriate steps to correct the problems identified by such firms or to minimize the impact of any interruptions or performance degradations caused by the Year 2000. Management has budgeted $60,000 for this assessment and any needed corrective actions, approximately $25,000 of which had been expended as of December 31, 1998.

      The Company has inquired into the Year 2000 readiness status of its suppliers, customers and essential service providers and, based on their responses, is developing contingency plans to prepare for any Year 2000 related issues they identify.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.


           CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-K, including, without limitation, those made under "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may constitute forward-looking statements. When used in this Form 10-K, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," " believes," "estimates," "predicts," "projects," "potential," or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements or in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. Such factors include, among other things:

o Cyclicality - The Company's products are used in the automotive and machine tool industries, among others. As a result, demand for such products is closely tied to the economic cycles that drive these businesses. For this reason, the Company's financial performance has been, and will likely continue to be, cyclical in nature.

o Competition From Larger, Vertically Integrated Companies - The Company's largest competitors are vertically integrated with both hot-rolling and cold drawing capabilities. This integration could result in lower raw material costs to these competitors. See "BUSINESS -- Competition."

o Expiration of Union Contracts - LaSalle's hourly employees at its Hammond and Griffith, Indiana facilities are covered by collective bargaining agreements, which expire on July 18, 2001 and February 19, 2000, respectively. There is no assurance that the Company will be able to negotiate new agreements on favorable economic terms. In such event, the Company may experience work stoppages or other labor difficulties. See "BUSINESS -- Employees."

o Foreign Imports - The presence of low-priced imports of competing products and low-priced manufactured products which utilize the Company's products could affect the market for the Company's products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations."

o Environmental Matters - Niagara LaSalle and LaSalle are subject to extensive federal, state and local environmental laws and regulations concerning the discharge of materials into the environment and the removal or remediation of environmental contamination at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. While the costs of complying with the current regulations and the Company's share of remediation expenses at locations where Niagara LaSalle or LaSalle has been identified as a responsible party have not adversely affected the Company in any material respect, there is no assurance that substantial additional costs will not be required as a result of more stringent regulations, an increase in the Company's share of remediation costs or the discovery of additional contamination at the Company's facilities or at other locations for which the Company would be responsible. See "LEGAL PROCEEDINGS."

o Year 2000 Compliance - The Company could be adversely affected if it experiences a disruption in its operations due to its inability or the inability of its suppliers, customers or service providers to comply with the "Year 2000" dating changes necessary to permit the recording of year dates for 2000 and later years. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Year 2000 Readiness Disclosure."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS

                                                            Page
                                                            ----
Report of Independent Certified Public Accountants.......    16
Balance Sheets...........................................    17
Statements of Operations.................................    18
Statements of Stockholders' Equity.......................    19
Statements of Cash Flows.................................    20
Notes to Financial Statements............................    21


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation and Subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 17, 1999


                                                                   NIAGARA CORPORATION
                                                                      AND SUBSIDIARIES

                                                                        BALANCE SHEETS

---------------------------------------------------------------------------------------

December 31,                                                       1997         1998
---------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                 $ 13,207,077  $   440,654
Trade accounts receivable, net of allowance for
    doubtful accounts of $727,000
    and $789,000 (Notes 6 and 12)                              21,660,230   13,360,290
   Inventories (Notes 4 and 6)                                 35,189,568   30,131,877
   Deferred income taxes (Note 11)                              1,401,000      494,000
   Other current assets                                         1,822,354    1,446,130
---------------------------------------------------------------------------------------
      Total current assets                                     73,280,229   45,872,951
Property, plant and equipment, net (Notes 5, 6 and 14)         89,162,776   89,748,881
Goodwill, net of accumulated amortization of
   $145,013 and $222,545 (Note 3(a))                            2,177,125    2,099,593
Deferred financing costs, net of accumulated amortization
   of $73,792 and $184,480                                        701,208      590,520
Intangible pension asset (Note 7)                                       -      526,000
Other assets, net of accumulated amortization of $277,361
   and $414,213                                                 1,198,528      591,075
---------------------------------------------------------------------------------------
                                                             $166,519,866  $139,429,020
========================================================================================
Liabilities and Stockholders' Equity
Current:
   Accounts payable                                          $ 20,984,715  $14,106,608
   Accrued expenses                                             8,679,723    6,555,103
   Due to Quanex Corporation (Note 3(b))                        1,371,000            -
   Current maturities of long-term debt (Note 6)                3,498,069    4,797,209
---------------------------------------------------------------------------------------
      Total current liabilities                                34,533,507   25,458,920
Other:
   Long-term debt, less current maturities (Note 6)            59,184,388   41,572,250
   Accrued pension cost (Note 7)                                1,845,900    4,664,337
   Other accrued postretirement benefits (Note 7)              12,691,000    5,638,639
   Deferred income taxes (Note 11)                              5,726,000    7,357,000
   Other noncurrent liabilities                                   542,669      207,331
---------------------------------------------------------------------------------------
      Total liabilities                                      $114,523,464  $84,898,477
---------------------------------------------------------------------------------------
Commitments and contingencies (Notes 9, 10 and 14)
Stockholders' equity (Notes 2, 8 and 10):
  Preferred stock, $.001 par value - 500,000 shares
  authorized; none outstanding                                          -            -
  Common stock, $.001 par value - 15,000,000 shares
  authorized; 9,997,455 issued                                      9,998        9,998
  Additional paid-in capital                                   50,111,675   50,111,675
  Retained earnings                                             1,874,729    8,384,835
  Accumulated other comprehensive income                                -   (1,076,000)
---------------------------------------------------------------------------------------
                                                               51,996,402   57,430,508
  Treasury stock, at cost, 485,880 shares                               -   (2,899,965)
---------------------------------------------------------------------------------------
      Total stockholders' equity                               51,996,402   54,530,543
---------------------------------------------------------------------------------------
                                                             $166,519,866 $139,429,020
=======================================================================================

                                     See accompanying notes to financial statements.


                                                                 NIAGARA CORPORATION
                                                                    AND SUBSIDIARIES

                                                            STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------
Year ended December 31,                     1996(a)           1997(b)         1998
------------------------------------------------------------------------------------
Net sales (Note 12)                        $74,809,520   $204,962,133 $207,546,526
Cost of products sold (Notes 7 and 13)      66,114,485    180,532,223  177,339,749
------------------------------------------------------------------------------------
      Gross profit                           8,695,035     24,429,910   30,206,777
Operating expenses:
  Selling, general and administrative
  (Note 7)                                   5,705,649     12,449,505   15,644,702
------------------------------------------------------------------------------------
      Operating income                       2,989,386     11,980,405   14,562,075
Interest income                                100,244        160,048     172,076
Interest expense                            (1,536,717)    (5,874,194) (4,153,985)
Other income                                   126,147        187,244     194,940
------------------------------------------------------------------------------------
      Income before income taxes and
      extraordinary loss                     1,679,060      6,453,503   10,775,106
Income taxes (Note 11)                         615,200      2,479,000    4,265,000
------------------------------------------------------------------------------------
      Income before extraordinary loss       1,063,860      3,974,503   6,510,106
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit of
   $1,264,000 (Note 16)                              -     (2,062,185)          -
------------------------------------------------------------------------------------
Net income                                  $1,063,860     $1,912,318  $6,510,106
====================================================================================
Earnings per share (basic):
  Income before extraordinary loss          $     0.30     $     0.94   $    0.66
  Extraordinary loss                                 -           (.49)          -
------------------------------------------------------------------------------------
  Net income per share (basic)              $     0.30     $     0.45   $    0.66
====================================================================================
Earnings per share (diluted):
  Income before extraordinary loss          $     0.30     $     0.78   $    0.64
  Extraordinary loss                                 -           (.40)          -
------------------------------------------------------------------------------------
Net income per share (diluted)              $     0.30     $     0.38   $    0.64
====================================================================================
Weighted average common shares
  outstanding (Note 15):
  Basic                                      3,602,818      4,246,925   9,879,528
  Diluted                                    3,602,818      5,095,350  10,249,954
====================================================================================

------------------

(a) Includes the results of Niagara LaSalle for the entire year, and the results of Southwest from February 1, 1996.
(b) Includes the results of Niagara LaSalle for the entire year and the results of LaSalle from April 1, 1997.
====================================================================================

                                     See accompanying notes to financial statements.


                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES

                                                        STATEMENTS OF STOCKHOLDERS' EQUITY

==================================================================================================================================
Years ended December 31, 1996, 1997 and 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                                                        Accumulated
                                          Common stock                      Retained       other        Treasury        Total
                                       Number                Additional     earnings    comprehensive    stock,      stockholders'
                                       of shares   Amount  paid-in capital  (deficit)      income       at cost        equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996             $3,500,00   $ 3,500   $15,560,296    $(1,101,449)   $       -     $      -     $14,462,347
Shares issued (Note 2)                 168,750       169          (169)             -            -            -               -
Net income for the year                      -         -             -      1,063,860            -            -       1,063,860
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           3,668,750     3,669    15,560,127        (37,589)           -            -      15,526,207
Shares issued (a)                      285,715       286     1,321,146              -            -            -       1,321,432
Shares issued (b)                    6,042,990     6,043    33,230,402              -            -            -      33,236,445
Net income for the year                      -         -             -      1,912,318            -            -       1,912,318
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           9,997,455     9,998    50,111,675      1,874,729            -            -      51,996,402
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year                   -         -             -      6,510,106            -            -       6,510,106
Minimum pension liability adjustment
    ($1,764,000,
    net of tax benefit of $688,000)          -         -             -              -   (1,076,000)           -      (1,076,000)
---------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                                                        5,434,106
---------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at cost (c)      -         -             -              -            -   (2,899,965)     (2,899,965)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           9,997,455  $  9,998  $ 50,111,675    $ 8,384,835  $(1,076,000) $(2,899,965)    $54,530,543
=================================================================================================================================

----------------------

(a) On April 18, 1997, Niagara issued 285,715 shares of Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle (Notes 2 and 3(b)).
(b) Proceeds from exercise of Warrants during December 1997 (Note 2).
(c) During the year ended December 31, 1998, Niagara repurchased 485,880 shares of its Common Stock at a cost of
    $2,899,965. The shares repurchased are held as treasury stock.
=================================================================================================================================

                                           See accompanying notes to financial statements.


                                                                Niagara Corporation
                                                                   and Subsidiaries

                                                           Statements of Cash Flows
                                                                           (Note 18)

=====================================================================================
Year ended December 31,                            1996 (a)     1997 (b)         1998
-------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                   $1,063,860   $1,912,318    $6,510,106
-------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization             1,846,058    5,533,603     6,615,662
       Noncash portion of extraordinary loss             -      662,185             -
       Gain on sale of property                   (124,773)           -             -
       Provision for doubtful accounts              68,991       88,905        61,151
       Deferred income taxes                       229,000      520,000     3,226,000
       Accrued pension costs                             -     (566,100)      523,437
       Other accrued postretirement benefits             -      150,000    (7,052,361)
       Miscellaneous                                     -      (13,529)            -
Changes  in assets and liabilities, net of
  effects from purchase of Southwest in 1996
  and LaSalle in 1997:
            Decrease in accounts receivable      1,131,906    3,144,270     8,238,789
            Decrease in inventories              3,516,779    3,433,310     5,057,691
            Decrease in other current assets             -            -       381,224
            (Increase) decrease in other
            assets                                (169,909)  (1,868,179)      452,987
            Decrease in accounts payable,
            accrued expenses and other
            noncurrent liabilities              (2,729,972)  (3,663,315)   (9,338,065)
-------------------------------------------------------------------------------------
          Total adjustments                      3,768,080    7,421,150     8,166,515
-------------------------------------------------------------------------------------
          Net cash provided by
          operating activities                   4,831,940    9,333,468    14,676,621
-------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of property                  551,000            -             -
   Acquisition of Southwest, net of cash
   acquired                                     (2,354,289)           -             -
   Acquisition of LaSalle, net of cash
   acquired                                              -  (67,240,000)   (1,371,000)
   Acquisition of equipment                     (4,418,944)  (5,572,754)   (6,859,081)
-------------------------------------------------------------------------------------
      Net cash used in investing
         activities                             (6,222,233) (72,812,754)   (8,230,081)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of Warrants                    -   33,236,445             -
   Net borrowings under revolving line of
   credit                                          (31,960)           -             -
   Proceeds from long-term debt                  9,998,963   81,800,000             -
   Repayment of long-term debt                  (9,051,147) (38,372,928)  (16,312,998)
   Financing costs                                (124,533)  (1,565,081)            -
   Payments to acquire treasury stock                    -            -    (2,899,965)
--------------------------------------------------------------------------------------
      Net cash provided by (used in)
      financing activities                         791,323   75,098,436   (19,212,963)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
equivalents                                       (598,970)  11,619,150   (12,766,423)
cash and cash equivalents, beginning of year     2,186,897    1,587,927    13,207,077
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of year          $1,587,927  $13,207,077      $440,654
======================================================================================

--------------------
(a)   Includes the cash flows of Niagara LaSalle for the entire year, and the cash flows of Southwest from February 1, 1996.
(b)   Includes the cash flows of Niagara LaSalle for the entire year and the cash flows of LaSalle from April 1, 1997.
======================================================================================

                               See accompanying notes to financial statements.




                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                 NOTES TO FINANCIAL STATEMENTS

===============================================================================

1. Summary of          Organization and Business Operations
   Significant
   Accounting          Niagara Corporation ("Niagara") was incorporated in
   Policies            Delaware on April 27, 1993 with
                       the objective of acquiring an operating business in the metals processing and distribution industry or metals-related manufacturing industry.

                       Niagara consummated an initial public offering on August 20, 1993 and raised net proceeds of $15,295,100 and, as discussed in Note 3, has made acquisitions of cold drawn steel bar producers since that date.

                       Niagara, through its subsidiaries, Niagara LaSalle Corporation (formerly Niagara Cold Drawn Corp.) ("Niagara LaSalle"), and LaSalle Steel Company ("LaSalle," and together with Niagara and Niagara LaSalle, the "Company"), are Delaware corporations and operate from five locations: Buffalo (New York); Chattanooga (Tennessee); Midlothian (Texas); and Hammond and Griffith (Indiana). Niagara's subsidiaries produce cold drawn steel bars for steel service centers and original equipment manufacturers throughout North America. The Company competes in a narrow sector of the steel industry and its business is affected by conditions within the broader steel and machine tool industries. It grants trade credit to its customers consistent with industry practice.

                       Earnings Per Share

                       In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes all such dilutive effects and, as such, is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

                       Cash Equivalents

                       For purposes of the Statements of Cash Flows, the Company considers cash equivalents to consist of all short-term highly liquid debt instruments which are readily convertible into cash at par value (cost). Cash equivalent investments were $12,359,973 and $20,098 at December 31, 1997 and 1998, respectively.

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

                       Additions to property, plant and equipment are stated at cost and include expenditures for new facilities and those costs which substantially increase the useful lives of existing property, plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred.

                       The Company provides for depreciation of property, plant and equipment at rates designed to amortize such assets over their useful lives. Depreciation is computed on the straight-line method using lives of 3 to 15 years on machinery and equipment and furniture and fixtures, and 10 to 20 years on buildings and improvements and leasehold improvements.

                       Other Current Assets

                       Other current assets at December 31, 1998 includes a $500,000 loan due from a related party. This loan bears interest at a rate of 5.68% and is due in December 1999.

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

                       Evaluating Recoverability of Long-Lived Assets

                       The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No impairments have been recorded through December 31, 1998.

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

                       Stock-Based Compensation

                       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

                       Comprehensive Income

                       The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the Statements of Stockholders' Equity.

                       Pension and Other Postretirement Benefits

                       The Company has adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. Comparative disclosures for 1997 have been restated to conform with the current year's presentation.

2. Public Offering     On August 20, 1993, Niagara sold 2,875,000 units
   and Subsequent      ("Units") in an initial public offering (the
   Common Stock        "Offering"). Each Unit consisted of one share of
   Issuances           Niagara Common Stock, par value $.001 per share, and
                       two Redeemable Common Stock Purchase Warrants
                       ("Warrants"). Each Warrant entitled the holder to purchase from Niagara, until the close of business on August 13, 2000, one share of Niagara Common
                       Stock at an exercise price of $5.50, subject to adjustment in certain circumstances. The Warrants were redeemable at a price of $.01 per Warrant upon 30 days notice in the event that the last sale price of the Common Stock was at least $10.00 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption was given.

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

                       On April 18, 1997, Niagara issued 285,715 shares of its Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle (see
                       Note 3(b)).

                       On October 31, 1997, Niagara exercised its right to redeem on December 9, 1997 (which date was extended to December 11, 1997) all of its then outstanding and unexercised Warrants at $.01 per Warrant. As a result of such action, the Warrants could not be exercised after the redemption date. Of the 6,050,000 Warrants then outstanding, 6,042,990 were exercised prior to the exercise deadline, resulting in $33,236,445 in gross proceeds to Niagara and the issuance of 6,042,990 shares of Niagara Common Stock.

3. Acquisitions of  (a)Acquisition of Southwest
   Southwest and
   LaSalle On January 31, 1996, Niagara LaSalle purchased all of the outstanding shares of capital stock of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, for $1,920,000 in cash and $1,156,773 principal amount of promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara LaSalle discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase and financed by a $12,000,000 term loan and the utilization of a portion of Niagara LaSalle's revolving line of credit. The financial statements include the results of Southwest from February 1, 1996. Pro forma results of operations assuming the acquisition had occurred on January 1, 1996 have not been presented, since the pro forma results were not materially different from the accompanying financial statements.

                       The Southwest purchase price, including certain transaction expenses of $524,270, together with assumed liabilities of $350,063, totaled $3,951,106. Southwest's stockholders' equity at January 31, 1996 was $1,071,782. The $2,879,324 excess has been allocated to goodwill and is being amortized on a straight-line basis over 30 years.

                       Southwest's Tulsa, Oklahoma facilities were closed during 1996, and its operations were moved to a new facility in Midlothian, Texas. Southwest was merged into Niagara LaSalle on November 1, 1996 and, since then, has operated as a division of Niagara LaSalle.

                       On November 24, 1997, Niagara LaSalle paid $525,000 to the former Southwest stockholders in full satisfaction of all amounts owing under the $1,156,773 principal amount of promissory notes issued to such individuals in connection with the acquisition. The difference between the principal amount of the promissory notes and the amount paid, after related expenses, reduced the amount of goodwill recorded relating to the acquisition of Southwest.

                    (b)Acquisition of LaSalle

                       On April 18, 1997, Niagara LaSalle purchased from Quanex Corporation ("Quanex") all of the outstanding shares of capital stock of LaSalle, one of the largest domestic producers of cold drawn steel bars. In consideration for the sale of such shares, Niagara LaSalle paid Quanex $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. Niagara LaSalle also paid Quanex an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

                       The financial statements include the results of LaSalle from April 1, 1997. Accordingly, LaSalle's results are included in the year ended December 31, 1998, but are only included from April 1, 1997 for the year ended December 31, 1997.

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

                       The acquisition of LaSalle and the refinancing of existing Niagara LaSalle indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara LaSalle and LaSalle (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan and (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara LaSalle due April 18, 2005 (the "Subordinated Notes"). In connection with the subordinated debt portion of this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock (see Note 2). The fair value of these shares ($1,321,000) was charged to deferred debt issuance costs (see Note 16) and credited to equity.

                       Pro forma results of operations, assuming the acquisition of LaSalle had occurred on January 1, 1996, are unaudited and detailed below. Pro forma adjustments primarily include additional depreciation and amortization on excess purchase price allocated to property, plant, equipment and additional interest expense related to debt incurred for the acquisition.

                       This pro forma data does not purport to be indicative of the results which actually would have been obtained had such transactions been completed as of the assumed dates or of the results which may be obtained in the future.

                       Year ended December 31,                 1996          1997
                       ----------------------------------------------------------------------
                       Net sales                        $233,560,000  $249,211,000
                       Income before extraordinary loss      304,000     3,759,000
                       Net income                            304,000     1,697,000
                       Income per share - before
                          extraordinary loss (basic)             .08           .89
                       Income per share - before
                          extraordinary loss (diluted)           .08           .74
                       Net income per share (basic)              .08           .40
                       Net income per share (diluted)   $        .08  $        .33
                       ======================================================================

4. Inventories         Inventories  consisted of the  following  at  December 31,
                       1997 and 1998:

                       December 31,                            1997          1998
                       ----------------------------------------------------------------------
                       Raw materials                    $13,179,052     7,824,023
                       Work-in-process                    5,984,649     4,588,895
                       Finished goods                    16,025,867    17,718,959
                       ----------------------------------------------------------------------
                                                        $35,189,568   $30,131,877
                       ======================================================================

5. Property, Plant     Property, plant and equipment consisted of the following
   And Equipment       at December 31, 1997 and 1998:

                       December 31,                            1997          1998
                       ----------------------------------------------------------------------
                       Land, buildings and improvements $24,354,077   $24,446,401
                       Leasehold improvements               748,877     1,391,909
                       Machinery and equipment           69,596,920    75,597,659
                       Furniture and fixtures             1,567,601     1,684,028
                       ----------------------------------------------------------------------
                       Total                             96,267,475   103,119,997
                       Less: Accumulated depreciation
                             and amortization             7,104,699    13,371,116
                       ----------------------------------------------------------------------
                                                        $89,162,776   $89,748,881
                       ======================================================================

6. Long-Term Debt      The long-term debt consisted of the following at
                       December 31, 1997 and 1998:

                       December 31,                                   1997           1998
                       ---------------------------------------------------------------------
                       Term note payable - bank,
                         maturing in monthly installments
                         of interest only through October 1997,
                         followed by monthly installments of
                         principal plus interest from November
                         1997 through March 2004. Beginning
                         November 1, 1997 through April 1,
                         1998, the monthly installments of
                         principal are $166,666. The monthly
                         principal payment is adjusted annually
                         each subsequent May 1, with the final
                         installment due and payable on April 1,
                         2004. Interest is calculated at either
                         the LIBOR rate plus 235 basis points
                         or the bank's prime rate plus 50 basis
                         points (effective rate of 7.925% at
                         December 31, 1998)                        $39,666,668   $36,333,340
                       Secured bank revolving line of credit
                         up to $50,000,000 due April 17, 2000,
                         limited to a portion of the value of
                         eligible accounts receivable and
                         inventories. Interest is payable
                         in monthly installments at either the
                         LIBOR rate plus 200 basis points or
                         the bank's prime rate plus 25 basis
                         points (effective rate of 8.00% on
                         $4,000,000 and 7.575% on $5,000,000
                         at December 31, 1998)                      21,800,000     9,000,000
                       Note payable - former Southwest
                         stockholder, maturing $64,143 annually
                         on January 31, through 2010, plus
                         interest at 8.5%, guaranteed by
                         Niagara (Note 3(a))                           833,857       769,714
                       Note payable - former Southwest stockholder,
                         maturing $33,333 annually on April 17,
                         through 2005, plus interest at 10%            266,667       233,334
                       Other notes payable                             115,265        33,071
                       ----------------------------------------------------------------------
                                                                    62,682,457    46,369,459
                       Less: Current maturities of
                          long-term debt                             3,498,069     4,797,209
                       ----------------------------------------------------------------------
                                                                   $59,184,388   $41,572,250
                       ======================================================================

                       The obligations of Niagara LaSalle and LaSalle under the revolving credit and term loan agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara LaSalle and LaSalle. This credit agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense.

                       Approximate maturities of long-term debt over the next five years are as follows:

                       Year ended December 31,
                       --------------------------------------------------------
                       1999                                  $  4,797,000
                       2000                                    14,764,000
                       2001                                     6,764,000
                       2002                                     7,764,000
                       2003                                     8,764,000
                       ========================================================

7. Pension Plans       LaSalle sponsors two contributory defined benefit
   And other           pension plans which cover certain employees of
   Postretirement      LaSalle, as well as various retiree health and
   Benefits            welfare programs providing postretirement benefits
                       for eligible employees hired prior to certain specified dates.

                       LaSalle's benefit plans were revised in 1998 to effect several changes in benefits. These changes, primarily curtailments, relate to the level of benefits, the shifting of the responsibility for future health care cost increases to retirees, the permanent layoff or early retirement of certain participants and the freezing of the retiree welfare program. The net effect of these changes in the 1998 Statement of Income was to reduce expenses by an aggregate of $4,949,000 (see Note 19). This reduction is reflected as a reduction of (i) $3,320,000 to cost of products sold and (ii) $1,629,000 to selling, general and administrative expenses.

                       The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years:

                                  Pension benefits           Other benefits
                              -----------------------    -------------------------
                                 1997         1998          1997         1998
----------------------------------------------------------------------------------
Reconciliation of benefit obligation
Obligation at January 1       $18,730,000   $19,799,000   $12,541,000  $12,463,000
Service cost                      696,000       449,000       152,000      107,000
Interest cost                   1,037,000     1,559,000       680,000      763,000
Plan amendments                         -       899,000             -            -
Actuarial (gain) loss              (2,000)    1,398,000             -      191,000
Benefit payments                 (662,000)   (1,220,000)     (910,000)    (988,000)
Curtailments                            -      (869,000)            -   (7,299,000)
Termination benefits                    -     1,636,000             -      246,000
----------------------------------------------------------------------------------
Obligation at December 31     $19,799,000   $23,651,000   $12,463,000   $5,483,000

==================================================================================


                                    Pension benefits               Other benefits
                                 ---------------------        ------------------------
                                   1997         1998           1997           1998
--------------------------------------------------------------------------------------
Reconciliation of fair value of
   plan assets
Fair value of plan assets at
   January 1                    $16,318,000   $18,101,000   $         -   $         -
Actual return on plan assets      1,394,000       820,000       910,000       988,000
Employer contributions            1,051,000     1,609,000             -             -
Benefit payments                   (662,000)  (1,220,000)      (910,000)     (988,000)
--------------------------------------------------------------------------------------
Fair value of plan assets at
   December 31                  $18,101,000  $19,310,000    $         -   $         -
======================================================================================
Funded status
Funded status at
December 31                     $(1,698,000) $(4,341,000)  $(12,463,000)  $(5,483,000)
Unrecognized prior service
   cost                                   -      526,000              -             -
Unrecognized (gain) loss           (147,900)   1,445,663       (228,000)     (155,639)
--------------------------------------------------------------------------------------
Net amount recognized           $(1,845)900) $(2,369,337)  $(12,691,000)  $(5,638,639)
======================================================================================

      The following table provides the amounts recognized in the Company's
      Balance Sheets at December 31, 1997 and 1998:

                                    Pension benefits               Other benefits
                                 ---------------------        ------------------------
                                   1997         1998           1997           1998
--------------------------------------------------------------------------------------

Prepaid benefit cost            $         -  $     5,000   $          -   $         -
Accrued benefit liability        (1,845,900)  (4,664,337)   (12,691,000)     (5,638,6)
Intangible asset                          -      526,000              -             -
Accumulated other comprehensive
   income, pretax                         -    1,764,000              -             -
--------------------------------------------------------------------------------------
Net amount recognized           $(1,845,900) $(2,369,337)  $(12,691,000)   (5,638,639)
======================================================================================

                     LaSalle's hourly pension plan was the Company's only pension plan with an accumulated benefit obligation in excess of plan assets. This plan's accumulated benefit obligation was $11,371,000 and $15,613,000 at December 31, 1997 and 1998, respectively. Plan assets for this plan were $9,681,000 and $10,870,000 at December 31,
                     1997 and 1998, respectively. LaSalle's plans for postretirement benefits other than pensions have no plan assets. The aggregate benefit obligations for such plans is $12,463,000 and $5,483,000 as of
                     December 31, 1997 and 1998, respectively.

                     The following table provides the components of net periodic benefit cost for LaSalle's plans for fiscal years 1997 and 1998:

                           Pension benefits              Other benefits
                      --------------------------     -------------------------
                         1997             1998         1997           1998
-------------------------------------------------------------------------------
Service cost            $  696,000     $  449,000     $152,000      $107,000
Interest cost            1,037,000      1,559,000      680,000       763,000
Expected return on
plan assets             (1,248,000)    (1,885,000)           -             -
Amortization of
   prior service cost            -         24,000            -             -
-------------------------------------------------------------------------------
Net periodic
benefit cost               485,000        147,000      832,000       870,000
Curtailment/settlement/
   termination benefits
    (gain) loss                  -      1,985,000            -    (6,934,000)

Net periodic benefit
   cost after curtailments
   and settlements        $485,000    $2,132,000      $832,000   $(6,064,000)
===============================================================================

                       The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $-0- and $1,076,000 (net of tax) for 1997 and 1998, respectively.

                       LaSalle provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for such benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay as you go basis.

                       The assumptions used in the measurement of LaSalle's benefit obligation are shown in the following table:

                                Pension benefits                Other benefits
                           --------------------------     -------------------------
                             1997             1998          1997            1998
-----------------------------------------------------------------------------------
Weighted average assumptions
  as of December 31:
    Discount rate:
Used for determination of
       expense                7.5%            7.5%          7.5%            7.5%
Used for determination
       of year-end liability  7.5             7.0           7.5             7.0
Expected return on plan
      assets                 10.0            10.0           N/A             N/A
Rate of compensation          3.0             3.0           N/A             N/A
      increase
===================================================================================

                     Since the responsibility for future health care cost increases under LaSalle's postretirement benefit plans shifted to retirees during 1998, a zero percent health care cost trend rate was assumed.

                     The Company maintains a contributory salary deferral retirement plan (401(k)) for all employees of the Company other than those subject to a collective bargaining agreement. Under the terms of this plan, participants may elect to defer up to 15% of their earnings. During 1997, this plan was amended to change the matching portion for employee elective deferrals to a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and to provide for an additional employer contribution equal to 2% of earnings. In addition, LaSalle maintains a contributory salary deferral retirement plan (401(k)) for its union employees. This plan provides for a 25% match of the first 5% of employee contributions. All contributions under these plans are subject to the limitations of Section 401 of the Internal Revenue Code and the requirements of the Employee Retirement Income Security Act of 1974. Total expense related to these plans was approximately $288,000 and $622,000 for the years ended December 31, 1997 and 1998, respectively. The funds are invested primarily in annuity contracts.

8. Preferred Stock   Niagara is authorized to issue 500,000 shares of
                     Preferred Stock, par value $.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

9.  Lease            Niagara leases office space under an operating lease
    Commitments      expiring in December 2007 and Niagara LaSalle leases
                     equipment and its Chattanooga, Tennessee facility
                     under operating leases expiring through November 2009.
                     At December 31, 1998, future minimum payments under
                     noncancellable operating leases were approximately as
                     follows:
                     ---------------------------------------------------------
                     1999                                         $  275,000
                     2000                                            469,000
                     2001                                            485,000
                     2002                                            491,000
                     2003                                            491,000
                     Thereafter                                    2,379,000
                     ---------------------------------------------------------
                     Total minimum lease payments                 $4,590,000
                     =========================================================

                     Rent expense under operating leases was approximately $449,000, $458,000 and $418,000 for the years ended
                     December 31, 1996, 1997 and 1998, respectively.

10. Stock Option     The Company has a stock option plan which provides that
    Plan             the Compensation Committee of Niagara's Board of
                     Directors may grant options to the Company's officers, directors, employees and independent contractors for up to 2,500,000 shares of Niagara Common Stock.

                     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for this plan. Under APB Opinion 25, no compensation cost was recognized because the exercise price of Niagara's employee stock options equaled the market price of the underlying stock on the date of grant.

                     FASB Statement 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0%; expected volatility of 20% for 1996, 37.3% for 1997 and 1998;
                     risk-free interest rates of 6.6%; expected lives of 10 years and a discount due to marketability and dilution of 28%, 22% and 0% in 1996, 1997 and 1998, respectively.

                     Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1996          1997        1998
------------------------------------------------------------------------------
Net income:
   As reported                          $1,063,860    $1,912,318   $6,510,106
   Pro forma                               798,133     1,494,881    6,037,295
Net income per share (basic):
    As reported                                .30           .45          .66
    Pro forma                                  .22           .35          .61
Net income per share (diluted):
    As reported                                .30           .38          .64
    Pro forma                                  .22           .29          .59
==============================================================================

===============================================================================================================
A summary of the status of the Company's stock option plan as of December 31, 1996, 1997 and
1998, and changes during the years ending on those dates, is presented below:

                                          December 31, 1996         December 31, 1997       December 31, 1998
                                        ---------------------    ----------------------   ---------------------
                                                     Weighted                  Weighted               Weighted
                                                      average                  average                average
                                                     exercise                  exercise               exercise
                                         Shares        price       Shares       price       Shares     price
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          520,000      $5.75      815,000       $5.66     1,190,000     $ 5.68
Granted                                   295,000       5.50      375,000        5.72        85,000       5.50
Exercised                                       -          -            -           -             -          -
Cancelled and reissued                          -          -            -           -       (25,000)     (8.50)
---------------------------------------------------------------------------------------------------------------
Outstanding at end of year                815,000       5.66    1,190,000       $5.68     1,250,000     $ 5.61

Options exercisable at year-end           254,666       5.70      485,332       $5.69       751,000     $ 5.64

Weighted average fair value of options
   granted during the year                             $1.47                    $2.78    $        -     $ 2.80
===============================================================================================================

The following table summarizes information about stock options outstanding at December 31, 1998.

                         Options outstanding                 Options exercisable
                  -----------------------------           ---------------------------
                                Weighted
                   Number       average       Weighted        Number        Weighted
 Range of        outstanding    remaining     average       exercisable    average
 exercise        at 12/31/98   contractual    exercise      at 12/31/98    exercise
  prices                          life         price                        price
-------------------------------------------------------------------------------------
 $5.50 to $5.75   1,250,000       8 yrs        $5.61         751,000         $5.64
=====================================================================================

11. Income Taxes     The provision for federal and state income tax expense
                     was comprised of the following:

Year ended December 31,       1996         1997         1998
------------------------    ----------- ----------- -----------
Current:
   Federal                  $352,200   $1,801,000    $  887,000
   State                      34,000      158,000       152,000
----------------------------------------------------------------
                             386,200    1,959,000     1,039,000
----------------------------------------------------------------
Deferred:
   Federal                   207,000      425,000     2,622,000
   State                      22,000       95,000       604,000
----------------------------------------------------------------
                             229,000      520,000     3,226,000
----------------------------------------------------------------
Total income taxes          $615,200   $2,479,000    $4,265,000
================================================================

      At December 31, 1997 and 1998, deferred tax assets (liabilities) consisted of the following:


December 31,                                  1997        1998
---------------------------------        ------------- -----------
Federal alternative minimum tax
   credit carryforwards                  $      -       $1,785,000
Postretirement benefit
obligations                               399,000          924,000
Accrued expenses deductible
   when paid                            1,260,000          843,000
Inventory reserves                        446,000          837,000
Accrued minimum pension liability               -          688,000
New York State investment tax
   credits                                667,000          667,000
Allowance for doubtful accounts           281,000          305,000
Uniform capitalization in ending
   tax inventory                           92,000           81,000
Other                                           -           11,000
-------------------------------------------------------------------
Gross deferred tax assets               3,145,000         6,141,000
Valuation allowance for deferred
   tax assets                            (667,000)         (667,000)
-------------------------------------------------------------------
Net deferred tax assets                 2,478,000         5,474,000
--------------------------------------------------------------------
Tax depreciation greater than
   book depreciation of property,
   plant and equipment                 (3,951,000)       (5,846,000)
Pushdown adjustment for
   property, plant, equipment
   and intangibles                     (2,173,000)       (4,919,000)
Pushdown adjustment for
   inventories                           (629,000)       (1,572,000)
Other                                     (50,000)                -
Gross deferred tax liabilities         (6,803,000)      (12,337,000)
---------------------------------------------------------------------
Net deferred tax liabilities          $(4,325,000)    $  (6,863,000)
=====================================================================

      Deferred taxes are included in the accompanying Balance Sheets as follows:

                                       1997           1998
---------------------------------------------------------------
Current asset for deferred
   income taxes                    $ 1,401,000    $   494,000
Noncurrent liability for
   deferred income taxes            (5,726,000)    (7,357,000)
Net deferred tax liabilities       $(4,325,000)   $(6,863,000)
===============================================================

                       At December 31, 1998, the Company had available federal alternative minimum tax credit carryforwards of approximately $1,785,000 which do not expire and can be used to offset future years' regular tax to the extent it exceeds alternative minimum tax.

                       At December 31, 1998, Niagara LaSalle had New York state investment tax credit carryforwards of approximately $667,000, which may be available to offset certain future state income taxes. These credits expire through 2005. A valuation allowance has been provided for these tax credits.

                       A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income was as follows:

                           1996               1997                1998
                     ----------------   -----------------   ---------------
                      Amount      %      Amount       %       Amount      %
------------------------------------------------------------------------------
Tax at statutory
  rate                $591,000  34.0%  $2,194,000  34.0%  $3,664,000  34.0%
State income
 taxes net of
  federal income
  tax benefit           37,000   3.0      167,000    2.6     481,000   4.5
Goodwill amortization
   and other            30,000   3.0      118,000    1.8     120,000   1.1
Other, including
   prior year
   overaccrual         (42,800) (3.0)           -      -           -     -
-----------------------------------------------------------------------------
Effective tax rate    $615,200  37.0%  $2,479,000   38.4% $4,265,000  39.6%
=============================================================================

12.   Major            The Company had two customers in 1996 to which sales
      Customers        were approximately 25% and 18% of total sales.

                       Sales to three customers during 1997 were approximately 27%, 8% and 6% of total sales. Accounts receivable outstanding from these major customers represented approximately 39% of aggregate accounts receivable at December 31, 1997.

                       Sales to three customers in 1998 were approximately 21%, 9% and 9% of total sales. Accounts receivable from these major customers represented approximately 38% of aggregate accounts receivable at December 31, 1998.

13.   Major Supplier   The Company had one supplier from which purchases
                       were approximately 37% and 29% of total purchases in 1997 and 1998, respectively.

14.   Commitments and  Commitments
      Contingencies
                       At December 31, 1998, the Company is committed to purchase approximately $2,800,000 of machinery and equipment.

                       Niagara LaSalle and Niagara have entered into employment contracts with certain of their officers. These contracts, which expire in January 1999, August 2000 and March 2001, provide minimum salary levels, adjusted annually for cost-of-living changes, as well as incentive bonuses and Niagara stock options. The aggregate contract commitment for future minimum salaries at December 31, 1998, excluding bonuses and stock options, was approximately $985,000.

                       Contingencies

                       Niagara LaSalle and LaSalle are subject to federal, state and local environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that Niagara LaSalle and LaSalle are currently in material compliance with all applicable environmental laws and regulations.

                       Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs incurred through December 31, 1998 have been largely covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position or operations.

                       Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a portion of certain expected losses which relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

15.   Earnings per     The following table sets forth the calculation of
      Share            weighted average common shares outstanding for the
                       calculation of basic and diluted earnings per share:

December 31,                         1996           1997           1998
------------------------------------------------------------------------------
Weighted average shares
   (for basic earnings per share)  3,602,818     4,246,925      9,879,528
Effect of dilutive securities:
   Warrants and employee stock
   options                                 -       848,425        370,426
------------------------------------------------------------------------------
Adjusted weighted                  3,602,818     5,095,350     10,249,954
   average shares and
   assumed conversion (for
   diluted earnings per share)
==============================================================================

16.   Extraordinary    In 1997, Niagara LaSalle sold the Subordinated Notes.
      Item             Net proceeds from the sale, together with borrowings
                       under the revolving credit and term loan agreement, were used to finance the acquisition of LaSalle
                       (see Note 3(b)).

                       In December 1997, in connection with the prepayment of the Subordinated Notes, the Company was required to write off unamortized debt issuance costs and incur a prepayment charge in the aggregate amount of approximately $3,326,000. The resultant one time, after-tax charge amounted to approximately $2,062,000. The Subordinated Notes and prepayment charge were paid by Niagara from the proceeds of the Warrants exercised during the fourth quarter of 1997 (see Note 2).

17.   Disclosure About The following methods and assumptions were used to
      Fair Value of    estimate the fair value of each class of financial
      Financial        instruments for which it is practicable to estimate
      Instruments      that value.

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

18.   Supplemental     Interest paid during the years ended December 31,
      Cash             1996, 1997 and 1998 was approximately $1,357,000,
      Flow             $5,637,000 and $4,306,000, respectively.
      Information

                       Income tax payments made during the years ended December 31, 1996, 1997 and 1998 totaled approximately $86,500, $512,000 and $2,194,000, respectively.

                       As discussed in Note 3(a), Niagara LaSalle acquired all of the capital stock of Southwest for $3,951,000 in 1996. In connection with this acquisition, net assets were acquired as follows:

------------------------------------------------------------
Fair value of Southwest assets acquired       $ 13,529,000
Liabilities assumed                            (12,457,000)
------------------------------------------------------------
Net assets acquired                          $   1,072,000
============================================================

                       As discussed in Note 3(b), Niagara LaSalle acquired all of the capital stock of LaSalle for $68,183,000 in 1997. In connection with this acquisition, net assets were acquired as follows:

------------------------------------------------------------
Fair value of LaSalle assets acquired         $110,351,000
Liabilities assumed                            (42,168,000)
------------------------------------------------------------
Net assets acquired                          $  68,183,000
============================================================

                       Noncash investing and financing activities consist of the following:

                                     1996         1997        1998
----------------------------------------------------------------------
Adjustment of minimum pension
    liability (Note 7):
    Prepaid benefit cost      $        -      $        -   $    5,000
    Intangible asset                   -               -      526,000
    Deferred tax asset                 -               -      688,000
    Accumulated other
    comprehensive
      income, net of tax               -               -    1,076,000
----------------------------------------------------------------------
Accrued pension cost          $        -      $        -   $2,295,000
======================================================================
Deferred debt issuance
   costs recorded as
   additional paid-in
   capital (Note 3(b))        $        -      $1,321,432   $        -
======================================================================
Adjustments arising from
  satisfaction of Southwest
  notes (Note 3(a)):
    Decrease in goodwill      $        -      $  310,715   $        -
    Decrease in accounts
    receivable                         -          89,491            -
    Decrease in inventory              -          81,595            -
----------------------------------------------------------------------
Decrease in long-term debt    $        -      $  481,801   $        -
======================================================================
Investment in LaSalle
   financed by amount
   due to Quanex Corporation  $        -      $  933,000   $        -
======================================================================
Goodwill financed by debt     $1,156,773      $        -   $        -
======================================================================

19.   Fourth quarter   On July 19, 1998, following a nine-week strike, the
      Adjustment       hourly workers at LaSalle's Hammond, Indiana facility
                       voted to accept a new three-year collective bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other postretirement benefits. The net effect of these curtailments (as discussed in Note 7) was to reduce the Company's obligations by $1,746,000 during the quarter ended September 30, 1998 and $3,203,000 during the quarter ended
                       December 31, 1998, for an aggregate reduction of $4,949,000 for 1998. This reduction increased net income by $1,065,000 for the quarter ended September
                       30, 1998 and $1,954,000 for the quarter ended
                       December 31, 1998, for an aggregate increase to net income of $3,019,000 for 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by Item 10 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors" of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission (the "Proxy Statement"), or will be filed by amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 will be contained in, and is incorporated herein by reference from, the section entitled "Executive Compensation" of the Proxy Statement, or will be filed by amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 will be contained in, and is incorporated herein by reference from, the section entitled "Security Ownership of Directors and Executive Officers" of the Proxy Statement, or will be filed by amendment to this Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement, or will be filed by amendment to this Form 10-K.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

      (a) List of documents filed as a part of this Report:

      1. Financial Statements. Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 15.

      2.    Financial Statement Schedules
            Schedules I and II are filed as part of this Report on Form 10-K beginning on page S-1 hereof.

      (b) Reports on Form 8-K.

            None.



            (c)    EXHIBITS

    +3.1    Registrant's Restated Certificate of Incorporation, as amended on May 16, 1996.
    *3.2    Registrant's By-laws.
    *4.1    Form of Common Stock Certificate.
    *4.2    Form of Redeemable Common Stock Purchase Warrant Certificate.
   **4.3    Warrant Agreement between Continental Stock Transfer & Trust
            Company and the Registrant, dated as of August 13, 1993.
  ***4.4    Notice of Redemption of Redeemable Common Stock Purchase Warrant.
 ++++++4.5  Revolving Credit and Term Loan Agreement, dated as of April 18,
            1997, by and among Niagara Cold Drawn
            Corp., LaSalle Steel Company, Manufacturers and Traders Trust
            Company (individually and as Agent), CIBC Inc.
            and National City Bank (the "Credit Agreement").
  +++4.6    First Amendment to the Credit Agreement, dated as of September 4,
            1997.
  +++4.7    Second Amendment to the Credit Agreement, effective as of
            December 31, 1997.
   ++4.8    Third Amendment to the Credit Agreement, effective May 15, 1998.
     4.9    Fourth Amendment to the Credit Agreement, effective as of
            December 1, 1998.
 ++++++4.10 Form of Note and Stock Purchase Agreement, dated as of April
            18, 1997, by and among the Registrant, Niagara Cold Drawn
            Corp., LaSalle Steel Company and each of The Prudential
            Insurance Company of America, The Equitable Life Assurance
            Society of the United States and United
            States Fidelity and Guaranty Company.
 ++++++4.11 Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States
            Fidelity and Guaranty Company.
    4.12    Amended and Restated Promissory Note, dated December 15, 1998, made by Gilbert D. Scharf in favor of Niagara Corporation.
   !10.1    Stock Purchase Agreement by and among Niagara Cold Drawn Corp.
            and the stockholders of Southwest Steel
            Company, Inc., dated January 31, 1996.
    10.2    Employment Agreement, dated August 16, 1995, between
            International Metals Acquisition Corporation, Niagara
            Cold Drawn Corp. and Frank Archer.
    10.3    Employment Agreement, dated August 16, 1995, between
            International Metals Acquisition Corporation, Niagara
            Cold Drawn Corp. and Raymond Rozanski.
  !!10.4    Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable Trust,
            u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
  !!10.5    Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated
            January 31, 1996.
 !!!10.6    UPO Exchange Agreement, dated May 15, 1996, by and among the
            Registrant and GKN Securities Corp., Roger
            Gladstone, David M. Nussbaum, Robert Gladstone, Richard
            Buonocore, Debra L. Schondorf, Andrea B. Goldman,
            Ira S. Greenspan and Barington Capital Corp., L.P.
!!!!10.7    International Metals Acquisition Corporation 1995 Stock Option
            Plan.
+++++10.8   First Amendment to the International Metals Acquisition
            Corporation 1995 Stock Option Plan, dated October 5,
            1996.
  ++10.9    Second Amendment to the Niagara Corporation 1995 Stock Option
            Plan, dated June 8, 1998.
  ++10.10   Niagara Corporation Employee Stock Purchase Plan.
++++++10.11 Stock Purchase Agreement, dated April 18, 1997, by and among the
            Registrant, Niagara Cold Drawn Corp. and
            Quanex Corporation.
    10.12   First Amendment to Lease, dated May 4, 1998, between Niagara
            LaSalle Corporation and North American Royalties, Inc.
    21      Subsidiaries of the Registrant.
    27      Financial Data Schedule.

--------------------------
     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
    ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
   +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
        No. 33-64682.
    ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
   *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!! Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated May 30, 1996.
  !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
   ++++ Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.
  +++++ Incorporated by reference to exhibit 10.10 to the Registrant's
        Report on Form 10-K for the fiscal year ended December 31, 1996. ++++++ Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 8-K, dated May 2, 1997.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                   NIAGARA CORPORATION


                                   By: /s/ Michael Scharf
                                      ------------------------------------
                                      Michael Scharf
                                      Chairman of the Board
                                      Chief Executive Officer and President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                Chairman of the Board,
  /s/ Michael Scharf            President and Chief Executive  March 30, 1999
-----------------------         Officer
   Michael Scharf


                                Vice President,
                                Chief Financial and
  /s/ Raymond Rozanski          Principal Accounting           March 30, 1999
-----------------------         Officer
   Raymond Rozanski


  /s/ Gilbert D. Scharf         Secretary and Director         March 30, 1999
------------------------
   Gilbert D. Scharf


  /s/  Frank Archer             Director                       March 30, 1999
-----------------------
   Frank Archer


  /s/ Gerald L. Cohn            Director                       March 30, 1999
-----------------------
   Gerald L. Cohn


  /s/ Andrew R. Heyer           Director                       March 30, 1999
-----------------------
   Andrew R. Heyer


  /s/ Douglas T. Tansill        Director                       March 30, 1999
------------------------
   Douglas T. Tansill



                                                          Niagara Corporation
                                                             and Subsidiaries


                                                                        Index
===============================================================================
Report of Independent Certified Public Accountants         S-2

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



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Niagara Corporation
New York, New York

The audits referred to in our report dated March 17, 1999 relating to the consolidated financial statements of Niagara Corporation and subsidiaries (the "Company"), which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

March 17, 1999

                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES
                                                                    SCHEDULE I

                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                BALANCE SHEETS

=================================================================================
December 31,                                                 1997            1998
---------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                          $12,360,083     $   100,135
   Other current assets                                 1,485,084       1,267,247
---------------------------------------------------------------------------------
      Total current assets                             13,845,167       1,367,382
Property and equipment, net                                     -         136,550
Investment in and net advances to subsidiaries         38,712,201      53,289,297
Other assets, net                                         675,966          80,352
---------------------------------------------------------------------------------
                                                      $53,233,334     $54,873,581
=================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                   $    57,246     $         -
   Accrued expenses                                     1,179,686         343,038
---------------------------------------------------------------------------------
      Total current liabilities                         1,236,932         343,038
---------------------------------------------------------------------------------
Commitments and contingencies (see Notes 9, 10 and
14 to the consolidated financial statements)
Stockholders' equity (see Notes 2, 8 and 10 to the
consolidated financial statements):
Preferred stock, $.001 par value - 500,000 shares
   authorized, none outstanding                                 -               -
   Common stock, $.001 par value - 15,000,000 shares
   authorized,
    9,997,455 issued                                        9,998           9,998
   Additional paid-in capital                          50,111,675      50,111,675
   Retained earnings                                    1,874,729       8,384,835
   Accumulated other comprehensive income                       -      (1,076,000)
---------------------------------------------------------------------------------
                                                       51,996,402      57,430,508
   Treasury stock, at cost, 485,880 shares                      -      (2,899,965)
---------------------------------------------------------------------------------
      Total stockholders' equity                       51,996,402      54,530,543
---------------------------------------------------------------------------------
                                                      $53,233,334     $54,873,581
=================================================================================

                               See accompanying notes to financial statements.

                                                                 NIAGARA CORPORATION
                                                                    AND SUBSIDIARIES
                                                                          SCHEDULE I

                                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                STATEMENTS OF INCOME

=============================================================================================
Year ended December 31,                                 1996           1997          1998
---------------------------------------------------------------------------------------------
Revenues:
   Management fees from subsidiaries (Note 2)        $ 450,000      $1,125,000    $1,350,000
Expenses:
   Selling, general and administrative expenses      1,014,496       1,217,817     2,405,744
---------------------------------------------------------------------------------------------
                                                      (564,496)        (92,817)   (1,055,744)
Other income:
   Equity in net income of subsidiaries              1,314,218       1,910,600     7,040,774
   Interest income                                      74,338          94,535       172,076
---------------------------------------------------------------------------------------------
     Income before income tax recoveries               824,060       1,912,318     6,157,106
Income Tax Recoveries                                  239,800               -       353,000
---------------------------------------------------------------------------------------------
Net income                                          $1,063,860      $1,912,318    $6,510,106
=============================================================================================
Earnings per share (basic):
---------------------------------------------------------------------------------------------
   Net income per share (basic)                     $     0.30      $     0.45    $     0.66
=============================================================================================
Earnings per share (diluted):
---------------------------------------------------------------------------------------------
   Net income per share (diluted)                   $     0.30      $     0.38    $     0.64
=============================================================================================
Weighted average common shares outstanding
  (see note 15 to the consolidated
   financial statements):
    basic                                            3,602,818       4,246,925     9,879,528
    diluted                                          3,602,818       5,095,350    10,249,954
=============================================================================================

                                  See accompanying notes to condensed financial statements.


                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES
                                                                                SCHEDULE I

                                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                        STATEMENTS OF STOCKHOLDERS' EQUITY
==========================================================================================================================
  Years ended December 31, 1996, 1997 and 1998
--------------------------------------------------------------------------------------------------------------------------



                                    Common stock                                  Accumulated
                                ----------------------  Additional     Retained      other       Treasury
                                 Number of                paid-in      earnings   comprehensive    stock,
                                    shares     Amount     capital      (deficit)     income       at cost        Total
------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996         3,500,000     $3,500  $15,560,296   $(1,101,449)    $      -     $      -   $14,462,347
Shares issued                      168,750        169         (169)            -            -            -             -
Net income for the year                  -          -            -     1,063,860            -            -     1,063,860
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996       3,668,750      3,669   15,560,127       (37,589)           -            -    15,526,207
Shares issued (a)                  285,715        286    1,321,146             -            -            -     1,321,432
Shares issued (b)                6,042,990      6,043   33,230,402             -            -            -    33,236,445
Net income for the year                  -          -            -     1,912,318            -            -     1,912,318
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       9,997,455      9,998   50,111,675     1,874,729            -            -    51,996,402
------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year               -          -            -     6,510,106            -            -     6,510,106
   Minimum pension liability
     adjustment ($1,764,000, net
     of tax benefit of $688,000)         -          -            -             -   (1,076,000)           -    (1,076,000)
------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                 5,434,106
------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at
cost (c)                                 -          -            -             -            -   (2,899,965)   (2,899,965)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998       9,997,455     $9,998  $50,111,675    $8,384,835  $(1,076,000) $(2,899,965)  $54,530,543
==========================================================================================================================

----------------------

(a) On April 18, 1997, Niagara issued 285,715 shares of Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle.
(b) Proceeds from exercise of Warrants during December 1997.
(c) During the year ended December 31, 1998, Niagara repurchased 485,880 shares of its Common Stock at a cost of $2,899,965. The shares repurchased are held as treasury stock.
==========================================================================================================================

                            See accompanying notes to condensed financial statements.


                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES
                                                                    SCHEDULE I

                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                      STATEMENTS OF CASH FLOWS

=======================================================================================
 Year ended December 31,                            1996          1997          1998
---------------------------------------------------------------------------------------
 Cash flows from operating activities:
     Net income                                  $1,063,860    $1,912,318    $6,510,106
---------------------------------------------------------------------------------------
 Adjustments to reconcile net income to net
       cash used in operating activities:
         Amortization                                17,112        19,622        18,204
         Equity in net income of subsidiaries    (1,314,218    (1,910,600)   (7,040,774)
         (Increase) decrease in other assets       (158,537)   (1,824,065)      688,837
         Increase (decrease) in accounts
         payable and accrued expenses               238,792       587,107    (1,246,787)
----------------------------------------------------------------------------------------
           Total adjustments                     (1,216,851)   (3,127,936)   (7,580,520)
----------------------------------------------------------------------------------------
           Net cash used in operating activities   (152,991)   (1,215,618)   (1,070,414)
----------------------------------------------------------------------------------------
 Cash flows from investing activities
     Acquisition of property and equipment                -             -      (137,140)
     Investment in subsidiaries, net                      -   (21,400,000)            -
     Advances, subsidiaries                        (619,200)      368,275    (8,152,429)
---------------------------------------------------------------------------------------
           Net cash used in investing activities   (619,200)  (21,031,725)   (8,289,569)
----------------------------------------------------------------------------------------
 Cash Flows from financing activities:
     Proceeds from exercise of Warrants                   -    33,236,445             -
     Payments to acquire Treasury Stock                   -             -    (2,899,965)
----------------------------------------------------------------------------------------
           Net Cash Provided by (used in)
           financing activities                           -    33,236,445    (2,899,965)
----------------------------------------------------------------------------------------
 Net Increase (Decrease) in Cash and Cash
 Equivalents                                       (772,191)   10,989,102   (12,259,948)
 Cash and Cash Equivalents, Beginning of Year     2,143,172     1,370,981    12,360,083
----------------------------------------------------------------------------------------
 Cash and Cash Equivalents, End of Year          $1,370,981   $12,360,083    $  100,135


                     See accompanying notes to condensed financial statements.


                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES
                                                                    SCHEDULE I

                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
===============================================================================

1.     Statement of    The accompanying condensed financial statements have
       Accounting      been prepared by Niagara Corporation ("Niagara")
       Policy          pursuant to the rules and regulations of the
                       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is, therefore, suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto.

2.     Restrictions on Niagara's subsidiary, Niagara LaSalle Corporation
       Distributions   ("Niagara LaSalle"), which was acquired
                       on August 16, 1995, has a revolving line of credit and term loan agreement with a bank which contains certain restrictions on the payment of dividends.
                       Niagara is entitled, however, to receive management fees from Niagara LaSalle and, in the years ended
                       December 31, 1996, 1997 and 1998, $450,000,
                       $1,125,000 and $1,350,000, respectively, of such
                       management fees were included as revenues in the accompanying condensed financial statement but have been eliminated in the consolidated financial statements.


                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES
                                                                   SCHEDULE II

                                             VALUATION AND QUALIFYING ACCOUNTS
=========================================================================================
Years ended December 31, 1996, 1997 and 1998
-----------------------------------------------------------------------------------------
                                                Additions
                                         -----------------------
                             Balance at              Charged to               Balance at
                              beginning               costs and                 end of
                               of year      Other     expenses    Deductions     year
---------------------------- ----------- ----------- ----------- ------------ -----------
December 31, 1998:
   Allowance for doubtful
   accounts                    $ 727,000  $        -   $ 62,000  $        -   $ 789,000
=========================================================================================
December 31, 1997:
   Allowance for doubtful
accounts                       $ 233,000  $397,000(2)  $101,000  $  4,000(3)  $ 727,000
=========================================================================================
December 31, 1996:
   Allowance for doubtful
accounts                       $ 184,000  $168,000(1)  $ 51,000  $170,000(3)  $ 233,000
=========================================================================================

------------------
  (1)  Balance in allowance for doubtful accounts for Southwest at date of acquisition
       (January 31, 1996).
  (2)  Balance in allowance for doubtful accounts for LaSalle at date of acquisition
       (April 1, 1997).
  (3)  Accounts written off.
=========================================================================================




                                 EXHIBIT INDEX

    +3.1    Registrant's Restated Certificate of Incorporation, as amended on
            May 16, 1996.
    *3.2    Registrant's By-laws.
    *4.1    Form of Common Stock Certificate.
    *4.2    Form of Redeemable Common Stock Purchase Warrant Certificate.
   **4.3    Warrant Agreement between Continental Stock Transfer & Trust
            Company and the Registrant, dated as of August 13, 1993.
  ***4.4    Notice of Redemption of Redeemable Common Stock Purchase Warrant.
 ++++++4.5  Revolving Credit and Term Loan Agreement, dated as of April 18,
            1997, by and among Niagara Cold Drawn
            Corp., LaSalle Steel Company, Manufacturers and Traders Trust
            Company (individually and as Agent), CIBC Inc.
            and National City Bank (the "Credit Agreement").
  +++4.6    First Amendment to the Credit Agreement, dated as of September 4,
            1997.
  +++4.7    Second Amendment to the Credit Agreement, effective as of
            December 31, 1997.
    ++4.8   Third Amendment to the Credit Agreement, effective May 15, 1998.
     4.9    Fourth Amendment to the Credit Agreement, effective as of
            December 1, 1998.
 ++++++4.10 Form of Note and Stock Purchase Agreement, dated as of April
            18, 1997, by and among the Registrant, Niagara Cold Drawn
            Corp., LaSalle Steel Company and each of The Prudential
            Insurance Company of America, The Equitable Life Assurance
            Society of the United States and United
            States Fidelity and Guaranty Company.
 ++++++4.11 Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States
            Fidelity and Guaranty Company.
     4.12   Amended and Restated Promissory Note, dated December 15, 1998, made by Gilbert D. Scharf in favor of Niagara Corporation.
   !10.1    Stock Purchase Agreement by and among Niagara Cold Drawn Corp.
            and the stockholders of Southwest Steel
            Company, Inc., dated January 31, 1996.
    10.2    Employment Agreement, dated August 16, 1995, between
            International Metals Acquisition Corporation, Niagara
            Cold Drawn Corp. and Frank Archer.
    10.3    Employment Agreement, dated August 16, 1995, between
            International Metals Acquisition Corporation, Niagara
            Cold Drawn Corp. and Raymond Rozanski.
  !!10.4    Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable Trust,
            u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
  !!10.5    Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated
            January 31, 1996.
 !!!10.6    UPO Exchange Agreement, dated May 15, 1996, by and among the
            Registrant and GKN Securities Corp., Roger
            Gladstone, David M. Nussbaum, Robert Gladstone, Richard
            Buonocore, Debra L. Schondorf, Andrea B. Goldman,
            Ira S. Greenspan and Barington Capital Corp., L.P.
!!!!10.7    International Metals Acquisition Corporation 1995 Stock Option
            Plan.
+++++10.8   First Amendment to the International Metals Acquisition
            Corporation 1995 Stock Option Plan, dated October 5, 1996.
  ++10.9    Second Amendment to the Niagara Corporation 1995 Stock Option
            Plan, dated June 8, 1998.
  ++10.10   Niagara Corporation Employee Stock Purchase Plan.
++++++10.11 Stock Purchase Agreement, dated April 18, 1997, by and among the
            Registrant, Niagara Cold Drawn Corp. and Quanex Corporation.
    10.12   First Amendment to Lease, dated May 4, 1998, between Niagara
            LaSalle Corporation and North American Royalties, Inc.
    21      Subsidiaries of the Registrant.
    27      Financial Data Schedule.
--------------------------
     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30,
        1996.
    ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
   +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
        No. 33-64682.
    ** Incorporated by reference to exhibit 4.4 filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.
   *** Incorporated by reference to exhibit 4.1 filed with the Registrant's Report on Form 8-K, dated November 6, 1997.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!!  Incorporated by reference to exhibit 10.1 to the Registrant's
        Report on Form 8-K, dated May 30, 1996.
  !!!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
   ++++ Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.
  +++++ Incorporated by reference to exhibit 10.10 to the Registrant's
        Report on Form 10-K for the fiscal year ended December 31, 1996. ++++++ Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 8-K, dated May 2, 1997.



                                                                EXHIBIT 4.9




                              FOURTH AMENDMENT

                                     TO

                  REVOLVING CREDIT AND TERM LOAN AGREEMENT

                         DATED AS OF APRIL 18, 1997

                                BY AND AMONG

                        NIAGARA LASALLE CORPORATION
                    (FORMERLY NIAGARA COLD DRAWN CORP.),

                           LASALLE STEEL COMPANY

                                    AND

                  MANUFACTURERS AND TRADERS TRUST COMPANY,

                                 CIBC INC.

                                    AND

                             NATIONAL CITY BANK

                                    AND

             MANUFACTURERS AND TRADERS TRUST COMPANY, AS AGENT

                 ------------------------------------------


                      Effective as of December 1, 1998




            WHEREAS, NIAGARA LASALLE CORPORATION (formerly NIAGARA COLD DRAWN CORP.), a Delaware corporation, having its principal office at 110 Hopkins Street, Buffalo, New York ("NCDC"), LASALLE STEEL COMPANY, a Delaware corporation, having its principal office at 1412 150th Street, Hammond, Indiana ("LaSalle") (NCDC and LaSalle being collectively referred to as the "Borrowers", and individually as a "Borrower"), MANUFACTURERS AND TRADERS TRUST COMPANY, a New York banking corporation having its principal office at One M&T Plaza, Buffalo, New York ("M&T"), CIBC INC., a Delaware banking corporation having its principal office at 425 Lexington Avenue, New York, New York ("CIBC") and NATIONAL CITY BANK, a national banking association having its principal office at National City Center, 1900 East Ninth Street, Cleveland, Ohio ("National"), and M&T, as administrative, collateral and documentation agent (M&T to be referred to in such capacity as "Agent"), are parties to a Revolving Credit and Term Loan Agreement dated as of April 18, 1997 (the "Original Agreement"); and

            WHEREAS, THE PRUDENTIAL INSURANCE COMPANY OF AMERICA, a New Jersey mutual insurance company having an office at One Gateway Center, Newark, New Jersey ("Prudential") and THE NATIONAL BANK OF CANADA, a Canadian chartered bank having a domestic branch at 125 West 55th Street, New York, New York ("NBC"), became parties to the Original Agreement by assignment of portions of the credit commitments of various parties thereto (M&T, CIBC, National, Prudential and NBC being collectively referred to herein as the "Banks", and individually as a "Bank"); and

            WHEREAS, the Borrowers, the Banks and the Agent amended the Original Agreement with a First Amendment dated as of September 4, 1997 (the "First Amendment") for the purpose, among other things, of providing "Swingline Loans" (as described in the First Amendment) under the credit facilities provided in the Original Agreement; and

            WHEREAS, the Borrowers, the Banks and the Agent amended the Original Agreement with a Second Amendment dated as of December 31, 1997 (the "Second Amendment") for the purpose, among other things, of permitting the Borrowers to apply the "1993 Warrant Forced Exercise Net Proceeds Amount" to the repayment of the outstanding and unpaid principal amount of the "Revolving Credit Note" (as such terms are defined in the Original Agreement), and to revise the terms of the Original Agreement with respect to dividends; and

            WHEREAS, the Borrowers, the Banks and the Agent amended the Original Agreement with a Third Amendment effective as of May 15, 1998 (the "Third Amendment") (the Original Agreement together with the First Amendment, the Second Amendment and the Third Amendment to be collectively referred to as the "Credit Agreement") for the purpose, among other things, of reducing the interest payable with respect to "LIBOR Rate Loans" (as defined in the Credit Agreement), and to provide for the further reduction of the interest payable with respect to LIBOR Rate Loans upon the conclusion of a new union agreement covering employees in Hammond, Indiana; and

            WHEREAS, the Borrowers have requested the Agents and the Banks to amend certain provisions of the Credit Agreement to increase by One Million Dollars ($1,000,000) the amount of permitted "Capital Expenditures" (as defined in the Credit Agreement) that may be made by the Borrowers in any "Fiscal Year" (as defined in the Credit Agreement).

            NOW, THEREFORE, the parties hereto hereby agree as follows:

            1. Section 6.4 shall be deleted in its entirety and replaced with the following:

            6.4 Capital Expenditures. Make or incur any obligation to make Capital Expenditures exceeding Seven Million Dollars ($7,000,000) in the aggregate for the Borrowers and their Subsidiaries during any Fiscal Year.

            2. This Fourth Amendment shall be effective as of December 1,
1998.

            3. All capitalized terms used herein, unless otherwise defined herein, have the same meaning provided therefor in the Credit Agreement.

            4. The amendments set forth herein are limited precisely as written and shall not be deemed to (a) be a consent to or a waiver of any other term or condition of the Credit Agreement or any of the documents referred to therein, or (b) prejudice any right or rights which the Agent or any Bank may now have or may have in the future under or in connection with the Credit Agreement or any documents referred to therein. Whenever the Credit Agreement is referred to in the Credit Agreement or in any of the instruments, agreements or other documents or papers executed and delivered in connection therewith, it shall be deemed to mean the Credit Agreement as modified by this Fourth Amendment.

            5. The Borrowers hereby represent and warrant, jointly and severally, that upon giving effect to the terms and provisions of this Fourth Amendment no default or Event of Default shall have occurred and be continuing under the terms of the Credit Agreement.

            6. This Fourth Amendment may be executed by one or more of the parties to this Fourth Amendment on any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.


            IN WITNESS WHEREOF, the parties hereto have caused this Fourth Amendment to be duly executed and delivered by their respective duly authorized officers.

                              NIAGARA LASALLE CORPORATION


                              By:  /s/ Raymond Rozanski
                                   ----------------------------
                              Name:  Raymond Rozanski
                              Title: Executive Vice President


                              LASALLE STEEL COMPANY


                              By:  /s/ Raymond Rozanski
                                   ----------------------------
                              Name:  Raymond Rozanski
                              Title: Executive Vice President

                              MANUFACTURERS AND TRADERS TRUST
                              COMPANY


                              By:  /s/ Robert J. Kush
                                   ---------------------------
                              Name:  Robert J. Kush
                              Title: Vice President


                              CIBC INC.


                              By:  /s/ Ihor Zaluckyj
                                   ---------------------------
                              Name:  Ihor Zaluckyj
                              Title: Executive Director
                                     CIBC Oppenheimer Corp., AS AGENT


                              NATIONAL CITY BANK


                              By:  /s/ Joshua R. Sosland
                                   --------------------------
                              Name:  Joshua R. Sosland
                              Title: Account Officer


                              THE PRUDENTIAL INSURANCE COMPANY
                              OF AMERICA


                              By:  /s/ Kevin J. Kraska
                                   ------------------------
                              Name:  Kevin J. Kraska
                              Title: Vice President


                              THE NATIONAL BANK OF CANADA


                              By:  /s/ R. Uhrig
                                   ---------------------------
                              Name:  R. Uhrig
                              Title: Vice President and Manager


                              By:  /s/ Michael Brace
                                   -----------------------------
                              Name:  Michael Brace
                              Title: Marketing Officer


                              MANUFACTURERS AND TRADERS TRUST
                              COMPANY, AS AGENT


                              By:  /s/ Robert J. Kush
                                   --------------------------
                              Name:  Robert J. Kush
                              Title: Vice President



                                                               EXHIBIT 4.12



                            AMENDED AND RESTATED
                              PROMISSORY NOTE



$500,000                                  December 15, 1998


            FOR VALUE RECEIVED, the undersigned, Gilbert D. Scharf (the "Maker"), hereby promises to pay to the order of Niagara Corporation (the "Payee"), the principal amount of Five Hundred Thousand Dollars ($500,000), together with interest thereon as provided herein, payable at such location and on such dates as are set forth below.

            Interest on the unpaid principal amount hereof shall accrue at the rate of five and 68/100 percent (5.68%) per annum from and after December 8, 1998. Interest shall be payable, with respect to any principal amounts paid or prepaid, at the time of such payment or prepayment.

            The principal and interest on this Amended and Restated Promissory Note are payable in full on December 4, 1999, provided, however, that the Maker may, at any time, prepay all or part of the unpaid principal amount hereof without premium or penalty.

            The Maker shall make installment payments of principal within five (5) days following the sale of any shares of Niagara Common Stock owned by him (including through living trusts) made from and after the date hereof until this Note shall have been paid in full in amounts equal to the proceeds from such sales.

            Payments of principal and interest are to be made in lawful money of the United States of America to 667 Madison Avenue, 11th Floor, New York, New York 10021 or as the Payee may designate in writing to the Maker.

            If any voluntary or involuntary proceeding shall be commenced seeking to have an order for relief entered against the Maker as a debtor or to adjudicate the Maker a bankrupt or insolvent, or seeking reorganization, adjustment, liquidation, dissolution or composition of the Maker or the Maker's debts under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or seeking appointment of a receiver or trustee for the Maker, and such proceeding shall remain undismissed and unstayed for a period of sixty (60) days after the Maker has received notice thereof, then the unpaid principal amount of this Amended and Restated Promissory Note and all interest accrued to such date shall become immediately due and payable without the necessity of any presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Maker.

            This Amended and Restated Promissory Note shall bind the Maker and his successors and assigns and shall inure to the benefit of the Payee and its successors and assigns.

            No delay, omission or waiver on the part of the Payee in exercising any right hereunder shall operate as a waiver of such right or any other right of the Payee at the same or at any prior or subsequent time.

            No amendment, modification or waiver of this Amended and Restated Promissory Note, nor consent to any departure therefrom, shall be effective unless in writing and signed by the Payee.

            This Amended and Restated Promissory Note shall be construed in accordance with and governed by the laws of the State of New York without regard to its conflicts of law principles.

            This Amended and Restated Promissory Note is being issued by the Maker to the Payee in exchange for the Promissory Note issued by the Maker to the Payee dated December 5, 1997 in the principal amount of $600,000.

            IN WITNESS WHEREOF, this Amended and Restated Promissory Note has been duly executed and delivered by the undersigned on the date first written above.



                                          /s/  Gilbert D. Scharf
                                          ---------------------------------
                                          Gilbert D. Scharf




                                                         EXHIBIT 10.2


                                          August 16, 1995



Frank Archer
68 Brier Hill Road
Orchard Park, New York  14127

Dear Frank:

            This letter (this "Agreement") will confirm that International Metals Acquisition Corporation ("IMAC") has offered and you have accepted the position of President of Niagara Cold Drawn Corp. (the "Company") on the terms and conditions set forth below.

            1. The term of your employment shall commence on the date hereof and continue for a period of five (5) years (the "Employment Period"), unless sooner terminated pursuant to the provisions set forth below.

            2. You agree to use your best efforts to promote the interests of the Company and to devote your full business time and energies to the business and affairs of the Company. You agree to perform such services as are customary to your position and as shall from time to time be assigned to you by the Board of Directors of the Company (the "Board") or its designees.

            3. While employed by the Company, your annual salary shall be no less than $175,000.00, less applicable federal, state and local deductions, payable in accordance with the Company's customary payroll practices. Beginning in 1997, your annual salary shall be increased each year while you are employed by the Company, effective as of each January 1, by the percentage, if any, by which the Consumer Price Index for all urban consumers in all cities (as published in the BNA Labor Relations Reporter) (the "CPI") shall have risen during the immediately preceding calendar year. If, as of any such January 1, the CPI for the previous year is unavailable, your salary shall be adjusted retroactively when such CPI becomes available.

            4. While employed by the Company, you shall be eligible to participate in all Company employee benefit plans and arrangements (the "Plans"), including medical and dental plans of the Company, which are made generally available to employees of the Company, in accordance with the terms and provisions thereof. In the event that at any time while you are employed by the Company, the Plans, as then in effect, provide benefits to you which are not substantially equivalent to the benefits which you currently enjoy (your "Current Benefits"), the Company shall provide you with additional benefits such that your aggregate benefits while employed by the Company are substantially equivalent to your Current Benefits.

            5. While employed by the Company, the Company shall (i) furnish you with a luxury automobile in accordance with the policies of the Company as established by the Board, (ii) reimburse you for all Company related business expenses in connection with the use of such automobile and (iii) pay your membership dues in a country club. In addition, while employed by the Company, you shall receive life insurance coverage and other fringe benefits at least as favorable to those benefits enjoyed by you and your family as of the date hereof, and shall receive such other fringe benefits provided to the executive officers of the Company that may be authorized from time to time by the Board in its sole discretion.

            6. You shall be entitled to three weeks of paid vacation for each calendar year you are employed by the Company hereunder (prorated for any portion of a calendar year).

            7. While employed by the Company, the Company shall reimburse you for reasonable business expenses incurred by you on behalf of the Company in the performance of your responsibilities and duties under this Agreement.

            8. (a) Imediately following the execution of this Agreement, and subject to stockholder approval of the 1995 IMAC Stock Option Plan 'the "Option Plan"), you shall be granted incentive stock options to purchase 200,000 shares of IMAC Common Stock, par value $0.001 per share, pursuant to such plan (the "ISOs"). IMAC shall submit the Option Plan for stockholder approval at the next meeting of its stockholders. The Option Plan (and your related Stock Option Agreement) shall provide for ISOs on terms consistent with the terms described herein. The exercise price of the ISOs shall be the greater of (i) $5.50 per share or (ii) the fair market value of the underlying shares as of the date of grant (as defined in the Option Plan). Subject to stockholder approval, twenty percent (20%) of the ISOs shall vest and become exercisable on the date of grant, and subject to the provisions of paragraph 11 hereof, an additional 20% shall vest and become exercisable on each of the next four anniversaries of the date of grant. Notwithstanding the prior sentence, and subject to initial stockholder approval of the Option Plan, in the event of a change in control of the Company (as defined in the Option Plan), all outstanding ISOs shall immediately vest and become exercisable. Unless exercised pursuant to this paragraph 8 or cancelled pursuant to paragraph 11 hereof, the ISOs shall expire on the tenth (10th) anniversary of the date of grant.

                 (b) Following shareholder approval of the Option Plan, IMAC shall register the shares issuable under such plan and cause such shares to be reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or listed on any national securities exchange on which shares of IMAC's Common Stock then trade.

            9. While employed by the Company, you shall be entitled to cash bonuses determined by the Compensation Committee of the Board of Directors of IMAC.

            10. (a) IMAC may terminate your employment with the Company at any time, without prior notice, for any of the following reasons: (i) your willful failure to follow the reasonable directions communicated to you by the Board or its designees; (ii) your engaging in conduct which is materially injurious to IMAC, the Company, their subsidiaries or affiliates, or any of their respective customer or supplier relationships, momentarily or otherwise; (iii) your engaging in any act of fraud, misappropriation or embezzlement or any act which would constitute a felony; or (iv) your material breach of this Agreement.

            (b) If, as a result of your incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties hereunder for three consecutive months or for four months within any twelve-month period, your employment with the Company may be terminated by IMAC without further notice.

            (c) IMAC, in its sole discretion, may terminate your employment with the Company at any time for any reason other than those stated in paragraphs 10(a) or 10(b) hereof upon thirty (30) days prior written notice.

            11. (a) If your employment with the Company is terminated by IMAC pursuant to paragraph 10(a) hereof (i) you shall receive your salary through the date of termination and (ii) (x) all ISOs which are vested and exercisable as of the date of termination shall remain so for a period of ninety (90) days from such date, after which all such ISOs that have not theretofore been exercised shall be cancelled and forfeited and (y) all other ISOs shall be cancelled and forfeited effective as of the date of termination. Except as set forth in this paragraph 11(a), neither IMAC nor the Company shall have any further obligations to you under this Agreement.

                 (b) If your employment with the Company is terminated by IMAC pursuant to paragraph 10(b) hereof or by your death (i) you (or your personal representative, guardian or the representative of your estate) shall continue to receive your salary (offset by any payments you receive pursuant to the Company's disability plans and arrangements) through the end of the Employment Period or for a period of six months, whichever is shorter, payable in accordance with the Company's customary payroll practices and (ii) (x) all ISOs which are vested and exercisable as of the date of termination shall remain so through the end of the Employment Period or for a period of six months, whichever is shorter, after which all such ISOs that have not theretofore been exercised shall be cancelled and forfeited and (y) all other ISOs shall be cancelled and forfeited effective as of the date of termination. Except as set forth in this paragraph 11(b), neither IMAC nor the Company shall have any further obligations to you, your estate, personal representative, guardian, or your beneficiaries under this Agreement.

                 (c) If your employment with the Company is terminated by IMAC pursuant to paragraph 10(c) hereof, (i) you shall continue to receive your salary (including any increases in such salary arising pursuant to increases in the CPI in the manner set forth in paragraph 3 hereof) through the end of the Employment Period, payable in accordance with the Company's customary payroll practices, (ii) subject to your compliance with paragraphs 12(c) and 12(d) hereof, you shall receive an amount equal to one-half of your annual base salary (as in effect immediately prior to your date of termination), payable over the one-year period following the expiration of the Employment Period in accordance with the Company's customary payroll practices, (iii) you shall continue to participate in the Plans and receive life insurance coverage, in accordance with paragraphs 4 and 5 hereof and to the extent permissible under the terms of such plans, through the end of the Employment Period, (iv) be furnished with an automobile pursuant to paragraph 5 hereof through the end of the Employment Period, (v) be reimbursed for your membership dues in a country club through the end of the Employment Period and (vi)(x) all outstanding ISOs granted pursuant to this Agreement shall immediately vest and become exercisable and (y) all such ISOs which have not theretofore been exercised shall cancel and be forfeited one year thereafter. Except as set forth in this paragraph 11(c), neither IMAC nor the Company shall have any further obligations to you under this Agreement.

                 (d) During the period you are receiving any payments or benefits under paragraph 11(c) hereof, you agree promptly to notify IMAC upon your acceptance of any other employment. During any such other employment, upon your eligibility for any employee benefits provided by your new employer, you shall no longer be eligible to participate in any Plans or other Company benefit arrangements.

            12. (a) You acknowledge that during your employment with the Company or any of its subsidiaries, you may have had, or may have, access to confidential information with respect to all of the lines of business of the Company, including product information, information concerning customers, brokers, suppliers, and other confidential information relating to the development, manufacture, storage, shipment, marketing and sale of products by the Company (all such information, other than information which at the time is generally available to others in the industry or generally known to the public other than as a result of a disclosure by you, is hereinafter referred to as "Confidential Information"). You agree that except as required by your duties under this Agreement (or except as authorized in writing by IMAC or required pursuant to legal or administrative process) you will not use or disclose to anyone at any time during or after the Employment Period any Confidential Information obtained by you in the course of your employment with the Company.

                 (b) You will not, so long as you are employed by the Company, engage in Competition with the Company. For purposes of this Agreement, "Competition" by you shall mean your engaging in, or otherwise directly or indirectly being employed by or acting as a consultant or lender to, or being a director, officer, employee, principal, agent, stockholder, member, owner or partner of, or permitting your name to be used in connection with the activities of any other business or organization anywhere in the United States which competes, directly or indirectly, with the business of (i) the company or (ii) any other business of IMAC in which you become actively involved, in each case as the same shall be constituted at any time during your employment; provided, however, that for purposes of this Agreement, "Competition" shall not include your holding passive investments of not more than 1% of the outstanding shares of any entity reported, listed or traded on NASDAQ or on a national securities exchange.

                 (c) For the period provided in paragraph 12(d) hereof, you will not, directly or indirectly, on your behalf or for the benefit of any other person or entity do any of the following: (i) engage in Competition;
(ii) solicit, accept any business from, or perform any services for, any customer of the Company which is or was a customer of the Company at the time of such termination or was a customer of the Company at any time within one year prior to such termination; (iii) cause or induce or attempt to cause or induce any customer or supplier of the Company to withdraw any business from the Company; (iv) solicit or accept from any prospective customer or supplier of the Company any business or service which was solicited on behalf of the Company by you, or by any other employee of the Company; (v) cause or induce or attempt to cause or induce any employee of the Company to terminate his or her employment with the Company, or advise or recommend to any other person that they employ or solicit for employment any employee of the Company; or (vi) otherwise interfere with the business or accounts of the Company.

                 (d) The covenants set forth in paragraph 12(c) hereof shall terminate (i) in the event your employment with the Company is terminated by you, one year after the expiration of the Employment Period or three years after such termination, whichever is shorter, (ii) in the event your employment with the Company is terminated pursuant to paragraphs 10(b) or 10(c) hereof, one year after the payments in respect of your salary thereunder (excluding payments made pursuant to paragraph 11(c)(ii) hereof) are discontinued and (iii) in the event your employment with the Company is terminated pursuant to paragraph 10(a) of this Agreement, one year after the expiration of the Employment Period.

                 (e) You acknowledge that the services to be rendered by you to the Company are of a unique, special and extraordinary character, which gives this Agreement a peculiar value to the Company, the loss of which may not be reasonably or adequately compensated for by damages in an action at law, and that a material breach or threatened breach by you of any of the provisions contained in this paragraph 12 will cause the Company irreparable injury. You therefore agree that the Company shall be entitled, in addition to any other right or remedy, to a temporary, preliminary and permanent injunction, without the necessity of proving the inadequacy of monetary damages or the posting of any bond or security, enjoining or restraining you from any such violation or threatened violation.

                 (f) You acknowledge and agree that the enforcement of the covenants in this paragraph 12 will not deprive you of your ability to earn a livelihood. You further acknowledge and agree that due to the uniqueness of your services and the confidential nature of the information you will possess, the covenants set forth herein are reasonable and necessary for the protection of the business and the goodwill of the Company.

            13. Any notices required by this Agreement shall be in writing and shall be deemed to have been given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, as follows:

            if to Frank Archer:

            68 Brier Hill Road
            Orchard Park, New York  14127

            if to IMAC:

            Michael Scharf
            President

            International Metals Acquisition
               Corporation
            667 Madison Avenue
            New York, New York  10021

or to such other address as either party may furnish to the other in writing in accordance with this paragraph. Notices of change of address shall only be effective upon receipt.

            14. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without regard to its conflict of laws principles.

            15. This Agreement sets forth the entire agreement and understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, arrangements and understandings among any of the Company, IMAC and you with respect to such subject matter. This Agreement can be modified only by a writing signed by both you and IMAC. If any provision of this Agreement shall be held to be void or unenforceable, the remainder of this Agreement shall nevertheless remain in full force and effect. This Agreement shall inure to the benefit of and be binding upon IMAC's successors and assigns.

            If this letter correctly sets forth our agreement regarding your employment with the Company, please execute the enclosed duplicate copy and return such copy to IMAC.

                                       Very truly yours,

                                       International Metals
                                       Acquistion Corporation


                                       By:  /s/  Michael Scharf
                                            -----------------------
                                            Michael Scharf
                                            President


                                       Niagara Cold Drawn
                                       Corp.


                                       By:  /s/  Michael Scharf
                                            ------------------------
                                            Michael Scharf
                                            Chairman



Agreed to this 16th day
of August 1995

/s/  Frank Archer
-------------------------
Frank Archer



                                                         EXHIBIT 10.3


                              August 16, 1995



Raymond Rozanski
11 New Amsterdam Avenue
Buffalo, New York  14216

Dear Ray:


            This letter (this "Agreement") will confirm that International Metals Acquisition Corporation ("IMAC") has offered and you have accepted the position of Executive Vice President of Niagara Cold Drawn Corp. (the "Company") on the terms and conditions set forth below.

            1. The term of your employment shall commence on the date hereof and continue for a period of five (5) years (the "Employment Period"), unless sooner terminated pursuant to the provisions set forth below.

            2. You agree to use your best efforts to promote the interests of the Company and to devote your full business time and energies to the business and affairs of the Company. You agree to perform such services as are customary to your position and as shall from time to time be assigned to you by the Board of Directors of the Company (the "Board") (or its designees) or the President of the Company.

            3. While employed by the Company, your annual salary shall be no less than $175,000.00, less applicable federal, state and local deductions, payable in accordance with the Company's customary payroll practices. Beginning in 1997, your annual salary shall be increased each year while you are employed by the Company, effective as of each January 1, by the percentage, if any, by which the Consumer Price Index for all urban consumers in all cities (as published in the BNA Labor Relations Reporter) (the "CPI") shall have risen during the immediately preceding calendar year. If, as of any such January 1, the CPI for the previous year is unavailable, your salary shall be adjusted retroactively when such CPI becomes available.

            4. While employed by the Company, you shall be eligible to participate in all Company employee benefit plans and arrangements (the "Plans"), including medical and dental plans of the Company, which are made generally available to employees of the Company, in accordance with the terms and provisions thereof. In the event that at any time while you are employed by the Company, the Plans, as then in effect, provide benefits to you which are not substantially equivalent to the benefits which you currently enjoy (your "Current Benefits"), the Company shall provide you with additional benefits such that your aggregate benefits while employed by the Company are substantially equivalent to your Current Benefits.

            5. While employed by the Company, the Company shall (i) furnish you with a luxury automobile in accordance with the policies of the Company as established by the Board, (ii) reimburse you for all Company related business expenses in connection with the use of such automobile and (iii) pay your membership dues in a country club (including your initiation fee therein). In addition, while employed by the Company, you shall receive life insurance coverage and other fringe benefits at least as favorable to those benefits enjoyed by you and your family as of the date hereof, and shall receive such other fringe benefits provided to the executive officers of the Company that may be authorized from time to time by the Board in its sole discretion.

            6. You shall be entitled to three weeks of paid vacation for each calendar year you are employed by the Company hereunder (prorated for any portion of a calendar year).

            7. While employed by the Company, the Company shall reimburse you for reasonable business expenses incurred by you on behalf of the Company in the performance of your responsibilities and duties under this Agreement.

            8. (a) Immediately following the execution of this Agreement, and subject to stockholder approval of the 1995 IMAC Stock Option Plan (the "Option Plan"), you shall be granted incentive stock options to purchase 200,000 shares of IMAC Common Stock, par value $0.001 per share, pursuant to such plan (the "ISOs"). IMAC shall submit the Option Plan for stockholder approval at the next meeting of its stockholders. The Option Plan (and your related Stock Option Agreement) shall provide for ISOs on terms consistent with the terms described herein. The exercise price of the ISOs shall be the greater of (i) $5.50 per share or (ii) the fair market value of the underlying shares as of the date of grant (as defined in the Option Plan). Subject to stockholder approval, twenty percent (20%) of the ISOs shall vest and become exercisable on the date of grant, and subject to the provisions of paragraph 11 hereof, an additional 20% shall vest and become exercisable on each of the next four anniversaries of the date of grant. Notwithstanding the prior sentence, and subject to initial stockholder approval of the Option Plan, in the event of a change in control of the Company (as defined in the Option Plan), all outstanding ISOs shall immediately vest and become exercisable. Unless exercised pursuant to this paragraph 8 or cancelled pursuant to paragraph 11 hereof, the ISOs shall expire on the tenth (10th) anniversary of the date of grant.

                 (b) Following shareholder approval of the Option Plan, IMAC shall register the shares issuable under such plan and cause such shares to be reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or listed on any national securities exchange on which shares of IMAC's Common Stock then trade.

            9. While employed by the Company, you shall be entitled to cash bonuses determined by the Compensation Committee of the Board of Directors of IMAC.

            10. (a) IMAC may terminate your employment with the Company at any time, without prior notice, for any of the following reasons: (i) your willful failure to follow the reasonable directions communicated to you by the Board or its designees or by the President of the Company; (ii) your engaging in conduct which is materially injurious to IMAC, the Company, their subsidiaries or affiliates, or any of their respective customer or supplier relationships, monetarily or otherwise; (iii) your engaging in any act of fraud, misappropriation or embezzlement or any act which would constitute a felony; or (iv) your material breach of this Agreement.

                 (b) If, as a result of your incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties hereunder for three consecutive months or for four months within any twelve-month period, your employment with the Company may be terminated by IMAC without further notice.

                 (c) IMAC, in its sole discretion, may terminate your employment with the Company at any time for any reason other than those stated in paragraphs 10(a) or 10(b) hereof upon thirty (30) days prior written notice.

            11. (a) If your employment with the Company is terminated by IMAC pursuant to paragraph 10(a) hereof (i) you shall receive your salary through the date of termination and (ii) (x) all ISOs which are vested and exercisable as of the date of termination shall remain so for a period of ninety (90) days from such date, after which all such ISOs that have not theretofore been exercised shall be cancelled and forfeited and (y) all other ISOs shall be cancelled and forfeited effective as of the date of termination. Except as set forth in this paragraph 11(a), neither IMAC nor the Company shall have any further obligations to you under this Agreement.

                 (b) If your employment with the Company is terminated by IMAC pursuant to paragraph 10(b) hereof or by your death (i) you (or your personal representative, guardian or the representative of your estate) shall continue to receive your salary (offset by any payments you receive pursuant to the Company's disability plans and arrangements) through the end of the Employment Period or for a period of six months, whichever is shorter, payable in accordance with the Company's customary payroll practices and (ii) (x) all ISOs which are vested and exercisable as of the date of termination shall remain so through the end of the Employment Period or for a period of six months, whichever is shorter, after which all such ISOs that have not theretofore been exercised shall be cancelled and forfeited and (y) all other ISOs shall be cancelled and forfeited effective as of the date of termination. Except as set forth in this paragraph 11(b), neither IMAC nor the Company shall have any further obligations to you, your estate, personal representative, guardian, or your beneficiaries under this Agreement.

                 (c) If your employment with the Company is terminated by IMAC pursuant to paragraph 10(c) hereof, (i) you shall continue to receive your salary (including any increases in such salary arising pursuant to increases in the CPI in the manner set forth in paragraph 3 hereof) through the end of the Employment Period, payable in accordance with the Company's customary payroll practices, (ii) subject to your compliance with paragraphs 12(c) and 12(d) hereof, you shall receive an amount equal to one-half of your annual base salary (as in effect immediately prior to your date of termination), payable over the one-year period following the expiration of the Employment Period in accordance with the Company's customary payroll practices, (iii) you shall continue to participate in the Plans and receive life insurance coverage, in accordance with paragraphs 4 and 5 hereof and to the extent permissible under the terms of such plans, through the end of the Employment Period, (iv) be furnished with an automobile pursuant to paragraph 5 hereof through the end of the Employment Period, (v) be reimbursed for your membership dues in a country club through the end of the Employment Period and (vi)(x) all outstanding ISOs granted pursuant to this Agreement shall immediately vest and become exercisable and (y) all such ISOs which have not theretofore been exercised shall cancel and be forfeited one year thereafter. Except as set forth in this paragraph 11(c), neither IMAC nor the Company shall have any further obligations to you under this Agreement.

                 (d) During the period you are receiving any payments or benefits under paragraph 11(c) hereof, you agree promptly to notify IMAC upon your acceptance of any other employment. During any such other employment, upon your eligibility for any employee benefits provided by your new employer, you shall no longer be eligible to participate in any Plans or other Company benefit arrangements.

            12. (a) You acknowledge that during your employment with the Company or any of its subsidiaries, you may have had, or may have, access to confidential information with respect to all of the lines of business of the Company, including product information, information concerning customers, brokers, suppliers, and other confidential information relating to the development, manufacture, storage, shipment, marketing and sale of products by the Company (all such information, other than information which at the time is generally available to others in the industry or generally known to the public other than as a result of a disclosure by you, is hereinafter referred to as "Confidential Information"). You agree that except as required by your duties under this Agreement (or except as authorized in writing by IMAC or required pursuant to legal or administrative process) you will not use or disclose to anyone at any time during or after the Employment Period any Confidential Information obtained by you in the course of your employment with the Company.

                 (b) You will not, so long as you are employed by the Company, engage in Competition with the Company. For purposes of this Agreement, "Competition" by you shall mean your engaging in, or otherwise directly or indirectly being employed by or acting as a consultant or lender to, or being a director, officer, employee, principal, agent, stockholder, member, owner or partner of, or permitting your name to be used in connection with the activities of any other business or organization anywhere in the United States which competes, directly or indirectly, with the business of (i) the Company or (ii) any other business of IMAC in which you become actively involved, in each case as the same shall be constituted at any time during your employment; provided, however, that for purposes of this Agreement, "Competition" shall not include your holding passive investments of not more than 1% of the outstanding shares of any entity reported, listed or traded on NASDAQ or on a national securities exchange.

                 (c) For the period provided in paragraph 12(d) hereof, you will not, directly or indirectly, on your behalf or for the benefit of any other person or entity do any of the following: (i) engage in Competition;
(ii) solicit, accept any business from, or perform any services for, any customer of the Company which is or was a customer of the Company at the time of such termination or was a customer of the Company at any time within one year prior to such termination; (iii) cause or induce or attempt to cause or induce any customer or supplier of the Company to withdraw any business from the Company; (iv) solicit or accept from any prospective customer or supplier of the Company any business or service which was solicited on behalf of the Company by you, or by any other employee of the Company; (v) cause or induce or attempt to cause or induce any employee of the Company to terminate his or her employment with the Company, or advise or recommend to any other person that they employ or solicit for employment any employee of the Company; or (vi) otherwise interfere with the business or accounts of the Company.

                 (d) The covenants set forth in paragraph 12(c) hereof shall terminate in the event your employment with the Company is terminated by you, one year after the expiration of the Employment Period or three years after such termination, whichever is shorter, (ii) in the event your employment with the Company is terminated pursuant to paragraphs 10(b) or 10(c) hereof, one year after the payments in respect of your salary thereunder (excluding payments made pursuant to paragraph 11(c)(ii) hereof) are discontinued and (iii) in the event your employment with the Company is terminated pursuant to paragraph 10(a) of this Agreement, one year after the expiration of the Employment Period.

                 (e) You acknowledge that the services to be rendered by you to the Company are of a unique, special and extraordinary character, which gives this Agreement a peculiar value to the Company, the loss of which may not be reasonably or adequately compensated for by damages in an action at law, and that a material breach or threatened breach by you of any of the provisions contained in this paragraph 12 will cause the Company irreparable injury. You therefore agree that the Company shall be entitled, in addition to any other right or remedy, to a temporary, preliminary and permanent injunction, without the necessity of proving the inadequacy of monetary damages or the posting of any bond or security, enjoining or restraining you from any such violation or threatened violation.

                 (f) You acknowledge and agree that the enforcement of the covenants in this paragraph 12 will not deprive you of your ability to earn a livelihood. You further acknowledge and agree that due to the uniqueness of your services and the confidential nature of the information you will possess, the covenants set forth herein are reasonable and necessary for the protection of the business and the goodwill of the Company.

            13. Any notices required by this Agreement shall be in writing and shall be deemed to have been given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, as follows:

            if to Raymond Rozanski:

            11 New Amsterdam Avenue
            Buffalo, New York  14216

            if to IMAC:

            Michael Scharf
            President
            International Metals Acquisition
               Corporation
            667 Madison Avenue
            New York, New York  10021

or to such other address as either party may furnish to the other in writing in accordance with this paragraph. Notices of change of address shall only be effective upon receipt.

            14. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without regard to its conflict of laws principles.

            15. This Agreement sets forth the entire agreement and understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, arrangements and understandings among any of the Company, IMAC and you with respect to such subject matter. This Agreement can be modified only by a writing signed by both you and IMAC. If any provision of this Agreement shall be held to be void or unenforceable, the remainder of this Agreement. shall nevertheless remain in full force and effect. This Agreement shall inure to the benefit of and be binding upon IMAC's successors and assigns.

            If this letter correctly sets forth our agreement regarding your employment with the Company, please execute the enclosed duplicate copy and return such copy to IMAC.

                                       Very truly yours,

                                       International Metals
                                       Acquisition  Corporation


                                       By:  /s/  Michael Scharf
                                            ---------------------------
                                            Michael Scharf
                                            President


                                       Niagara Cold Drawn
                                       Corp.


                                       By:  /s/  Michael Scharf
                                            --------------------------
                                            Michael Scharf
                                            Chairman



Agreed to this 16th day
of August 1995


  /s/  Raymond Rozanski
-------------------------------
Raymond Rozanski


                                                        EXHIBIT 10.12



                      FIRST AMENDMENT TO LEASE
                         "Extension of Term"

By the mutual execution of this Amendment, the parties hereto agree to amend the Lease by & between North American Royalties, Inc. ("Landlord") and Niagara Cold Drawn Corporation ("Tenant") dated March 1, 1988, for the premises known as 92,746.7 square foot steel building located on land at 3217 Alton Park Boulevard, Chattanooga Tennessee, (the "Lease") as follows:

I. Subject to the provisions of Articles II, III, and IV hereof, the term of the Lease shall be extended for a period of eleven and one-half (11 & 1/2) years, to commence on June 1, 1998 and end on November 30, 2009 (the "Initial Extension Term"), at the rental rates set forth below:

A. No rent shall be due for the first eighteen (18) months of the Initial Extension Term (June 1, 1998 through November 30, 1999).

B. Commencing December 1, 1999 and terminating November 30, 2004, Tenant shall pay Landlord an annual rent of One Hundred Eighty Nine Thousand Nine Hundred Ninety-Six and 00/100 ($189,996.00) Dollars, in equal monthly installments of Fifteen Thousand Eight Hundred Thirty-Three and 00/100 ($15,833.00) Dollars.

C. Commencing December 1, 2004 and terminating November 30, 2009, Tenant shall pay Landlord and annual rent of One Hundred Ninety-Nine Thousand Nine Hundred Ninety-Two and 00/100 ($199,992.00) Dollars, in equal monthly installments of Sixteen Thousand Six Hundred Sixty-Six and 00/100 ($16,666.00) Dollars.

II. If Tenant has not exercised its right of termination under Article IV hereof by the expiration of the Initial Extension Term, Tenant shall have the option to extend the Lease beyond the Initial Extension Term for an additional five (5) years (the "First Option Term") at the rental rate set forth below:

            Commencing December 1, 2009 and terminating November 30, 2014, Tenant shall pay Landlord an annual rent of Two Hundred Ten Thousand and 00/100 ($210,000.00) Dollars, in equal monthly installments of Seventeen Thousand Five Hundred and 00/100 ($17,500.00) Dollars.

III. If Tenant has exercised its option in Article II, above, and has not exercised its right of termination under Article IV by the expiration of the First Option Term, Tenant shall have the further option to extend the Lease for an additional five (5) years (the "Second Option Term") at the rental rate set forth below:

            Commencing December 1, 2014 and terminating November 30, 2019, Tenant shall pay Landlord an annual rent of Two Hundred Nineteen Thousand Nine Hundred Ninety-Six and 00/100
            ($219,996.00) Dollars,
            in equal monthly installments of Eighteen Thousand Three Hundred Thirty-Three and 00/100 ($18,333.00) Dollars.

IV. Notwithstanding any other provision hereof, the Tenant shall have the right to terminate the Lease at any time after November 30, 2004 during the Initial Extension Term upon payment to Landlord of an amount determined as follows:


        Date of Termination                              Termination Payment
        November 30, 2004 through November 29, 2005         $270,000
        November 30, 2005 through November 29, 2006         $216,000
        November 30, 2006 through November 29, 2007         $162,000
        November 30, 2007 through November 29, 2008         $108,000
        On or after November 30, 2008                       $ 54,000


      Such payment shall be made within fifteen (15) days of the date of termination. The parties agree that this payment is not a penalty, but instead represents liquidated damages to Landlord for early termination of the Lease by Tenant.

V.    The name of Tenant shall be changed to Niagara LaSalle
      Corporation to reflect the company's name change.

VI. The south and southwest boundaries of Tenant's leased d premises shall be marginally extended to the limits of Landlord's property (of which the existing leased premises are a part) at the southwest corner of the leased premises along the Southern Railroad Right-of-Way (as indicated on Exhibit "A" hereto). Tenant shall be allowed to improve this addition to the leased premises by clearing, grading, paving, fencing, or constructing those improvements deemed necessary for Tenant's continued business operations, all at Tenant's sole expense. All such improvements must be done within the limits of any and all applicable governmental ordinances and/or zoning requirements.

VII. The cranes and craneways purchased and installed by Landlord for Tenant's benefit under Article 39 of the Lease is being amortized over the original term of the Lease and will be fully paid for with Tenant's May 1998 rent payment. Landlord hereby agrees to execute, promptly after such payment (i) all such documents as Tenant may reasonably request, conveying good, valid and marketable title (free of all liens and encumbrances) to such cranes and craneways and to deliver the same to Tenant and (ii) an appropriate UCC termination statement with respect to each of the financing statements and other liens filed by Landlord with respect to Tenant's interest in such crane and craneways, and deliver evidence of filing the same to Tenant.

VIII. Except for the foregoing, the Lease shall remain in full force and effect in accordance with its terms.



AGREED:


North American Royalties, Inc.         Niagara LaSalle Corporation


By:  /s/ Harry J. Faulkner III         By:  /s/ Raymond Rozanski
     ---------------------------            -------------------------
Title:  Vice President-Legal           Title:  Executive Vice President

Date:  4/30/98                         Date:  5/4/98


Witness:  /s/ Paul Mallchok            Witness:  /s/ Ian Cudmore



                                                                  Exhibit A


                         Map of Landlord's Property


                           Intentionally Omitted




                                                                 EXHIBIT 21


                       SUBSIDIARIES OF THE REGISTRANT



Niagara LaSalle Corporation

LaSalle Steel Company