Form 10-K/A
period 1998-12-31
NIAGARA CORP
filed 1999-04-30
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                FORM 10-K/A

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                   OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                       Commission file number 0-22206

                            NIAGARA CORPORATION
           (Exact name of registrant as specified in its charter)

               Delaware                                 59-3182820
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      667 Madison Avenue, New York, New York                     10021
     (Address of Principal Executive Offices)                   Zip Code

     Registrant's telephone number, including area code: (212) 317-1000

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.001 per share


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. YES X NO __.

               As of April 23, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48,795,697 (assumes the registrant's officers, directors and all stockholders holding 5% of the outstanding shares are affiliates).

               There were 9,511,575 shares of the Registrant's Common Stock outstanding as of April 23, 1999.

               Documents Incorporated by Reference:  None.


        This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 1998 (the "Form 10-K"). As stated in the Form 10-K, the Items comprising
Part III thereof would be filed by amendment or incorporated by reference from Niagara's Proxy Statement for its 1999 Annual Meeting of Stockholders.


                                  PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Directors

        Certain information with respect to the directors of Niagara is set forth below.

        Michael J. Scharf, 56, has been Chairman of the Board, President and Chief Executive Officer of Niagara since its inception in 1993. He has also served as Chairman of the Board and Chief Executive Officer of Niagara LaSalle Corporation, formerly Niagara Cold Drawn Corp. ("Niagara LaSalle"), and LaSalle Steel Company ("LaSalle"), since the dates of their acquisition by Niagara and Niagara LaSalle, respectively, and currently holds various other positions with such subsidiaries. Mr. Scharf is also Chairman of the Board and a director of Niagara LaSalle (UK) Limited, a subsidiary of Niagara ("Niagara LaSalle UK") formed in March 1999 to acquire the steel bar division of Glynwed International plc (the "Glynwed Steel Bar Division"). Since August 1994, Mr. Scharf has been a director of Maxcor (see below), and until August 1997, was also Vice President, Secretary and Treasurer of Maxcor. Since December 1997, Mr. Scharf has been a director of Worlds Inc., a development stage company which designs, develops and markets three-dimensional music-oriented Internet sites on the worldwide web, and until April 1999, was also its Chairman of the Board. Since August 1989, Mr. Scharf also has been a private investor. From October 1983 to August 1989, he was the Chairman and Chief Executive Officer of Edgcomb Steel of New England, Inc. and its successor corporation, Edgcomb Corporation, one of the largest independent metals service center and distribution companies in the United States. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from the Harvard Business School. He is a Chairman of the Board's Audit Committee.

        Gilbert D. Scharf, 50, has been Secretary and a director of Niagara since its inception, and until March 1998, was also a Vice President and the Treasurer of Niagara. He has also served as a director of Niagara LaSalle and LaSalle since the dates of their acquisition by Niagara and Niagara LaSalle, respectively. Since August 1994, Mr. Scharf has been Chairman of the Board, President and Chief Executive Officer of Maxcor Financial Group Inc., a holding company with operating subsidiaries in the financial services industry ("Maxcor"), and, currently holds the same positions with Euro Brokers Investment Corporation, a financial services company and wholly owned subsidiary of Maxcor, as well as of a number of its subsidiaries. Since 1989, Mr. Scharf also has been a private investor and Chairman of Scharf Advisors, Inc. Mr. Scharf received a B.A. degree from Duke University.

        Frank Archer, 62, has been a director of Niagara since May 1998. Mr. Archer has been President and a director of Niagara LaSalle since its formation in 1986 and President and a director of LaSalle since April 1997 when it was acquired by Niagara LaSalle. Mr. Archer received a Certificate in Tool and Die Design from the Cleveland Engineering Institute and an Associates degree from John Carroll University. He also attended the Advanced Management Program at the Harvard Business School.

        Gerald L. Cohn, 70, has been a director of Niagara since its inception. Mr. Cohn is a private investor who, since 1968, has been involved in the financing and acquisition of companies, including AgMet, Inc., a refiner of precious metals and a recycler of ferrous and non-ferrous metals, Cadillac Cable Corp., a multi-plant manufacturer of copper and aluminum building wire, Pepco, Inc., a ferrous and non-ferrous metal recycler and ferrous stevedoring and shipping company, and DVI, Inc., a health service finance company for which Mr. Cohn currently serves as a financial advisory consultant and a director. He is also a director of Diametrics Medical, Inc. and Frazier Healthcare Investments, L.P. Mr. Cohn attended Penn State University. He is a member of the Board's Audit Committee and Chairman of its Compensation Committee.

        Andrew R. Heyer, 41, has been a director of Niagara since its inception. Between February 1990 and August 1995, Mr. Heyer was a Managing Director and co-head of the Argosy Group L.P., a financial advisory firm. Since August 1995, Mr. Heyer has been a Managing Director of CIBC Oppenheimer Corp. (formerly CIBC Wood Gundy Securities Corp.), an investment banking firm. He is also the Chairman of Hain Food Group, Inc. and a director of Hayes Lemmerz International, Inc., Lancer Industries, Inc., Fairfield Corporation and Spectrasite Holdings, Inc. Mr. Heyer received a B.S. degree and an M.B.A. from the Wharton School of the University of Pennsylvania. He is a member of the Board's Audit Committee.

        Douglas T. Tansill, 60, has been a director of Niagara since March 1998. From December 1994 through August 1998, Mr. Tansill was a Managing Director, and since August 1998 he has been an Advisory Director, in the Investment Banking Division at Paine Webber Incorporated, an independent national securities firm. Prior to December 1994, Mr. Tansill was a Managing Director of Kidder, Peabody and Co. Incorporated and from May 1987 to December 1994 was a member of the Board of Directors of such firm. Mr. Tansill received a B.A. degree from Trinity College and an M.B.A. from the Harvard Business School. He is a member of the Board's Compensation Committee.


Executive Officers

        Set forth below is certain information with respect to each of the executive officers of Niagara who is not also a director of Niagara.

        Raymond Rozanski, 53, has been a Vice President and the Treasurer of Niagara since March 1998, Executive Vice President, Secretary, Treasurer and a director of Niagara LaSalle since its formation and Executive Vice President, Treasurer and a director of LaSalle since it was acquired by Niagara LaSalle. Mr. Ronzanski is also Secretary and a director of Niagara LaSalle UK. Mr. Rozanski received a B.S. degree in Business Administration from the State University of New York at Buffalo.

        Marc J. Segalman, 40, has been Vice President and General Counsel of Niagara since September 1997. From October 1987 to August 1997, Mr. Segalman was an attorney in the mergers and acquisitions group of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Segalman received an A.B. degree from Dartmouth College and a J.D. degree from the Boston University School of Law.

        Michael J. Scharf and Gilbert D. Scharf are brothers. There are no other family relationships among Niagara's directors or executive officers.


Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended requires Niagara's directors, officers and persons who beneficially own more than 10% of a registered class of Niagara's equity securities ("10% stockholders") to file with the Securities and Exchange Commission (the 'Commission") initial reports of ownership and changes in ownership in Niagara's equity securities and to furnish Niagara with copies of all such forms. Based solely on its review of copies of such forms received by it, and written representations that no other reports were required, Niagara believes that all such Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders with respect to Niagara's fiscal year ended December 31, 1998 and its prior fiscal years were complied with on a timely basis.


ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its other executive officers as of December 31, 1998 (collectively, the "Named Executive Officers").



                                                           Long-Term Compensation
                                                           ----------------------
  Executive Officer      Year     Annual Compensation
  -----------------      ----     -------------------       Securities Underlying         All Other
                                 Base Salary     Bonus(1)   Options (No. of Shares)      Compensation(2)
                                 -----------     --------   ----------------------       ---------------

Michael J. Scharf        1998    $ 480,000      $  200,000               --               $12,074
  Chairman, Chief        1997    $ 400,000(3)   $  200,000            100,000             $ 2,270
  Executive              1996    $ 240,000      $  100,000            200,000             $ 1,634
  Officer and
  President

Frank Archer(4)          1998    $  250,000     $  150,000               --               $13,940
  President of
  Niagara LaSalle
  and LaSalle

Raymond Rozanski(5)      1998    $  250,000     $  150,000               --               $13,904
  Vice President
  and Treasurer

Marc J. Segalman (6)     1998    $  225,000     $   50,000             25,000(7)          $ 6,882
  Vice President and     1997    $   75,000         --                 50,000             $   406
  General Counsel


----------------------

(1)     Paid in subsequent year.

(2) Amounts for 1998 include the following employer contributions under the Niagara/LaSalle 401(k) Retirement Savings Plan: Michael J.
        Scharf -- $9,600; Frank Archer -- $11,370; Raymond Rozanski --
        $11,334; and Marc J. Segalman -- $4,313. Amounts also include (i) annual premiums ranging from $406 to $1,624 on life insurance policies providing coverage for such officers of two times annual salary, up to a maximum of $250,000 and (ii) annual premiums ranging from $329 to $1,071 on long-term disability policies providing for, in the event of disability, two-thirds of monthly earnings, up to a maximum of $4,500 per month. Certain perquisites and other personal benefits that aggregate in each case less than 10% of the Named Executive Officers' annual salary and bonus have been omitted pursuant to item 402(b)(2)(iii)(C)(1) of Regulation
        S-K.

(3)     Based on an annual salary of $480,000 set by the Compensation
        Committee in April 1997, effective May 1, 1997.

(4) Mr. Archer became an executive officer of Niagara (for purpose of the Comission's applicable rules) in March 1998.

(5) Mr. Rozanski became a Vice President of Niagara and its Treasurer in March 1998.

(6)     Mr. Segalman became a Vice President of Niagara and its General
        Counsel in September 1997. His compensation disclosed for 1997 relates only to a partial year (reflecting an annual base salary of $225,000).

(7) Reflects the repricing on December 15, 1998 of an option granted on September 8, 1997.



Stock Option Grants

        The following table sets forth certain information concerning a stock option granted during 1997 to Marc Segalman which was amended during 1998. There were no other amendments to options held by any other Named Executive Officer during 1998 nor were there any other options granted (or deemed to be granted) to any Named Executive Officer during 1998.

                        STOCK OPTION GRANTS IN 1998


                  Number of                                                           Potential Realizable Value
                  Shares             % of Total Options     Exercise                  at Assumed Annual Rates of
 Executive        Underlying         Granted to All         Price Per   Expiration    Stock Price Appreciation
 Officer          Options Granted    Employees in 1998(1)   Share       Date          for Option Term
 ----------       ----------------   --------------------   ---------   -----------   --------------------------
                                                                                        5%             10%
                                                                                        --             ---
Marc J. Segalman      25,000 (2)              100            5.50(3)     9/08/07(2)    $ 73,000      $ 178,750


(1) Excludes option granted to Gilbert Scharf as compensation for his service as a director.

(2) The option reported above reflects an amendment to an option granted to Mr. Segalman on September 8, 1997 to purchase an aggregate of 25,000 shares of Niagara Common Stock. Such option became exercisable as to 5,000 of the underlying shares on the date of grant and an additional 5,000 of the underlying shares on September 8, 1998, and will become exercisable as to an additional 5,000 of the underlying shares on each of the next three anniversaries of the date of grant, provided that Mr. Segalman is then employed by Niagara or one of its subsidiaries. Upon the occurrence of a "change in control" of Niagara
      (as defined in Niagara's 1995 Stock Option Plan (the "Option Plan")), such option will become exercisable in full. This option expires on the earlier of September 8, 2007 and 90 days after the termination of Mr. Segalman's employment with Niagara and its subsidiaries.

(3)   On December 15, 1998, the exercise price per share of Niagara Common
      Stock was amended from $8.50 to $5.50.



Stock Option Exercises and Fiscal Year End Values

        No options were exercised by any of the Named Executive Officers during 1998.

        The following table sets forth, for each Named Executive Officer, the number of shares of Niagara Common Stock underlying the total number of stock options held by him at Niagara's December 31, 1998 fiscal year end, and the aggregate dollar value of the in-the-money unexercised stock options as of such date, with those options that were then exercisable and those that were then unexercisable seperately identified.



                 EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                 FISCAL YEAR END AND FISCAL YEAR END VALUES


                           Number of Shares Underlying        Value of Unexercised In-the-Money Options (1)
                         Options at 1998 Fiscal Year End
Name                      Exercisable    Unexercisable          Exercisable      Unexercisable
----                      -----------    -------------          -----------      -------------

Michael J. Scharf           100,000        200,000             $ 31,250           $ 62,500

Frank Archer                180,000         70,000             $ 16,250           $ 11,875

Raymond Rozanski            180,000         70,000             $ 16,250           $ 11,875

Marc J. Segalman             20,000         30,000             $  3,750           $  5,625


(1)     Based on the December 31, 1998 closing sale price for Niagara
        Common Stock of $5 13/16 per share.


Employment Contracts

Michael Scharf

        Niagara and Niagara LaSalle have entered into an employment agreement with Michael Scharf dated as of January 1, 1999 ("Employment Agreement"), providing, among other things, that he will continue to serve as Chairman, Chief Executive Officer and President of Niagara and Chairman and Chief Executive Officer of Niagara LaSalle for the term of the Employment Agreement. Such term will be for five years, subject to annual one-year extensions commencing on January 1, 2002 unless Niagara or Mr. Scharf provides the other with timely notice not to extend. The Employment Agreement provides that Mr. Scharf will be entitled to (i) an annual base salary ("Annual Base Salary") of not less than $480,000; (ii) a performance-based annual incentive bonus subject to the approval of Niagara's stockholders; (iii) a supplemental annual retirement benefit ("SERP") equal in amount to Mr. Scharf's Final Average Pay (as defined in the Employment Agreement), multiplied by the product of Mr. Scharf's years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to Mr. Scharf's surviving spouse during her lifetime; (iv) annual grants of stock options as determined by the Compensation Committee of Niagara's Board of Directors; and (v) medical coverage and specified fringe benefits.

        If Mr. Scharf's employment is terminated by Niagara without Cause (as defined in the Employment Agreement) or by Mr. Scharf due to a breach of the Employment Agreement by Niagara, Niagara will (i) provide Mr. Scharf with a lump sum amount equal to the product of (A) the greater of three and the number of years remaining in the term of the Employment Agreement ("Severance Multiple"), and (B) the sum of Mr. Scharf's then current Annual Base Salary and the greater of Mr. Scharf's three-year average annual bonus and the target bonus for the year of termination; (ii) provide Mr. Scharf with a pro rata bonus for the year of termination; (iii) for the number of years equal to the Severance Multiple provide Mr. Scharf with additional years of service credit under the SERP, continued life insurance benefits and continued exercisability of stock options; and (iv) cause all of Mr. Scharf's outstanding equity awards to vest. Mr. Scharf would also receive a gross-up payment for any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended.

Frank Archer and Raymond Rozanski

        Niagara and Niagara LaSalle entered into employment agreements with each of Frank Archer and Raymond Rozanski (each, an "Executive") dated August 16, 1995 (the "Archer/Rozanski Agreements"), providing, among other things, that they will continue to serve as President and Executive Vice President, respectively, of Niagara LaSalle for a period of five years. The Archer/Rozanski Agreements provide that each Executive will be entitled to
(i) an annual base salary of not less than $175,000 adjusted for increases in the consumer price index (which amount has subsequently been increased to $250,000); (ii) cash bonuses determined by the Compensation Committee of Niagara's Board of Directors; (iii) options to purchase 200,000 shares of Niagara Common Stock ("Options"); (iv) medical, dental and life insurance coverage; and (v) certain specified fringe benefits.

        If the Executive's employment is terminated by Niagara other than for incapacity or certain specified acts (i) the Executive would receive his annual base salary through the end of the five-year term (the "Employment Period"); (ii) subject to continued compliance with certain confidentiality and non-competition obligations, the Executive would receive one-half of his annual base salary (as then in effect) payable over the one-year period following expiration of the Employment Period; (iii) the Executive would continue to receive medical, dental and life insurance coverage, subject to the terms of the applicable plans, through the end of the Employment Period; and (iv) all Options would immediately vest and become exercisable for a period of one year.

Compensation of Directors

        The members of the Board of Directors are compensated in a manner and at a rate determined from time to time by the full Board. Since 1996, Niagara has granted non-qualified stock options to its outside directors as compensation for their service as a director. On May 20, 1998, each member of the Board of Directors, other than Michael Scharf and Frank Archer, received as compensation for his service as a director, a non-qualified stock option (collectively, the "Director Options") to purchase 10,000 shares of Niagara Common Stock exercisable at $10.9375 per share. On December 15, 1998, each Director Option was amended to reduce the exercise price thereof to $5.50 per share. Each Director Option became exercisable as to 2,000 of the underlying shares on the date of grant and becomes exercisable as to an additional 2,000 of the underlying shares on each of the first through fourth anniversaries of the date of grant, provided the holder is then serving as a director of Niagara. Upon a "change in control" of Niagara (as defined in the Option Plan), each Director Option will become exercisable in full.

        Niagara maintains directors and officers liability insurance which insures directors and officers of Niagara and its subsidiaries against certain liabilities by them while serving in such capacities, and reimburses Niagara for certain indemnification payments made by Niagara to directors and officers of Niagara and its subsidiaries. This policy extends through March 12, 2001 at a total premium of $215,000. No claims have been made under this policy.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors (the "Compensation Committee") is currently comprised of Gerald L. Cohn and Douglas T. Tansill. Through March 1998, Andrew R. Heyer was a member of the Compensation Committee. Mr. Heyer is a Managing Director of CIBC Oppenheimer Corp., which has provided investment banking and financial advisory services to Niagara and Niagara LaSalle prior to 1998. CIBC Oppenheimer Corp. is a subsidiary of CIBC Inc. which is one of five banks who are parties to a $90 million revolving credit and term loan agreement with Niagara LaSalle and LaSalle, the obligations of which are guaranteed by Niagara. CIBC Inc.'s commitments under this credit agreement total $20 million.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Set forth below is certain information concerning beneficial ownership of Niagara Common Stock as of April 23, 1999 by (i) persons known by Niagara to be the beneficial owners of 5% or more of the outstanding shares of Niagara Common Stock, (ii) each director of Niagara, (iii) each Named Executive Officer and (iv) all directors and executive officers of Niagara as a group.


                                                                             Percentage
                     Name(1)                       Number of Shares (2)    Beneficially Owned(3)
                     ----                          -----------------       ------------------

Michael J. Scharf................................        1,339,200(4)         13.9%
Gilbert D. Scharf................................          568,700(5)          6.0%
Raymond Rozanski.................................          196,250(6)          2.0%
Frank Archer.....................................          190,000             2.0%
Andrew R. Heyer..................................           50,500               *
Gerald L. Cohn...................................           37,000               *
Marc J. Segalman ................................           20,000               *
Douglas T. Tansill...............................            6,000               *
All directors and executive officers as a group          2,216,400            22.3%
 (eight  persons)................................

------------------
*  Less than 1%

(1)     The address of each stockholder is c/o Niagara Corporation, 667
        Madison Avenue, 11th Floor, New York, New York 10021.

(2) Includes shares of Niagara Common Stock issuable upon the exercise of stock options held by the stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options").
        Beneficial Ownership of Exercisable Options is as follows: Michael
        J. Scharf -- 120,000; Gilbert D. Scharf -- 27,000; Frank Archer --
        190,000; Raymond Rozanski -- 190,000; Andrew R. Heyer -- 27,000;
        Gerald L. Cohn -- 27,000; Marc J. Segalman -- 20,000; Douglas T.
        Tansill -- 6,000 and all directors and executive officers as a group -- 407,000.

(3) Based upon 9,511,575 shares of Niagara Common Stock outstanding as of April 23, 1998, plus any shares of Niagara Common Stock issuable upon the exercise of Exercisable Options held by the stockholder
        (but not by any other stockholder).

(4)     Includes 205,000 shares of Niagara Common Stock held by the Michael
        J. Scharf 1987 Grantor Income Trust and 194,500 shares of Common
        Stock held by the Scharf Family 1989 Trust. Michael Scharf is trustee of both of these trusts.

(5)     Includes 238,700 shares of Niagara Common Stock held by the Gilbert
        D. Scharf Living Trust, of which Gilbert Scharf is the sole trustee.

(6) Include 6,250 shares of Niagara Common Stock held by a trust for the benefit of Mr. Rozanski's children, of which Mr. Rozanski's wife is trustee. Mr. Rozanski disclaims beneficial ownership of such shares.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As discussed under "Compensation Committee Interlocks and Insider Participation," CIBC Oppenheimer Corp., a subsidiary of CIBC Inc., has provided investment banking and financial advisory services to Niagara and Niagara LaSalle prior to 1998. In addition, CIBC Inc. is a party to a $90 million credit agreement with Niagara LaSalle and LaSalle and has committed therunder a total of $20 million. CIBC Inc.'s commitments under this credit agreement total $20 million. Andrew R. Heyer, a director of Niagara, is a Managing Director of CIBC Oppenheimer Corp.

        On December 5, 1997, Niagara loaned Gilbert D. Scharf $600,000, the proceeds of which were used by Mr. Scharf to exercise Redeemable Common Stock Purchase Warrants of Niagara, which, having been called for redemption, were not exercisable after December 11, 1997. The loan was evidenced by a Promissory Note (the "Note") executed by Mr. Scharf in favor of Niagara due on December 4, 1998. During December 1998, Niagara extended the maturity date of the Note by one year and Mr. Scharf paid $100,000 of principal and all accrued interest due under the Note. The foregoing are reflected in an Amended and Restated Promissory Note dated December 15, 1998 (the "Amended Note") executed by Mr. Scharf in favor of Niagara and issued in exchange for the Note. Interest on the unpaid principal amount ($500,000) of the Amended Note accrues at 5.68% per annum. Principal and interest on the Amended Note are payable in full on December 4, 1999, provided that Mr. Scharf may prepay all or part of the unpaid principal amount of the Amended Note without premium or penalty. The Amended Note requires installment payments of principal following the sale of shares of Niagara Common Stock by Mr. Scharf in amounts equal to the proceeds from such sales. Mr. Scharf is the Secretary and a director of Niagara and, until March 1998, was a Vice President of Niagara and its Treasurer.


                                  PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (c)    Exhibits

     10.1 Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara LaSalle Corporation and Michael Scharf.



                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

                            NIAGARA CORPORATION


                            By:/s/ Michael J. Scharf
                               ------------------------------
                               Michael J. Scharf
                               Chairman of the Board
                               Chief Executive Officer and President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              Chairman of the Board,
/s/ Michael J. Scharf         President and Chief Executive   April 30, 1999
---------------------------   Officer
    Michael J. Scharf


                              Vice President,
                              Chief Financial and
/s/ Raymond Rozanski          Principal Accounting            April 30, 1999
---------------------------   Officer
    Raymond Rozanski


/s/ Gilbert D. Scharf         Secretary and Director          April 30, 1999
--------------------------
    Gilbert D. Scharf


/s/ Frank Archer              Director                        April 30, 1999
--------------------------
    Frank Archer


/s/ Gerald L. Cohn            Director                        April 30, 1999
--------------------------
    Gerald L. Cohn


/s/ Andrew R. Heyer           Director                        April 30, 1999
---------------------------
    Andrew R. Heyer


/s/ Douglas T. Tansill        Director                        April 30, 1999
---------------------------
    Douglas T. Tansill


                               EXHIBIT INDEX


        10.1 Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara LaSalle Corporation and Michael Scharf.