Form 10-Q
period 1999-03-31
NIAGARA CORP
filed 1999-05-17
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 1999

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

                             667 Madison Avenue
                          New York, New York 10021
                   ------------------------------------
                  (Address of principal executive office)

                               (212) 317-1000
                        --------------------------
                          (Registrant's telephone
                        number, including area code)

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

Number of shares of Common Stock outstanding at March 31, 1999

  Common Stock, par value $.001 per share             9,511,575
  ---------------------------------------         ------------------
             (Class)                              (Number of Shares)




NIAGARA CORPORATION


INDEX TO MARCH 1999 FORM 10-Q
--------------------------------------------------------------------------


                                                                       PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

  FINANCIAL STATEMENTS (UNAUDITED):
      NIAGARA CORPORATION
            BALANCE SHEETS............................................     3
            STATEMENTS OF OPERATIONS..................................     4
            STATEMENT OF STOCKHOLDERS' EQUITY.........................     5
            STATEMENTS OF CASH FLOWS..................................     6
            NOTES TO FINANCIAL STATEMENTS.............................     7

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS........................................    10

PART II - OTHER INFORMATION...........................................    15

SIGNATURES............................................................    18






                                                                    NIAGARA CORPORATION
                                                                       AND SUBSIDIARIES

                                                                         BALANCE SHEETS
==========================================================================================
                                                           December 31,        March  31,
                                                                   1998             1999
                                                                               (unaudited)
------------------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash and cash equivalents                               $     440,654    $      111,277
  Trade accounts receivable, net of allowance for
    doubtful accounts of $789,000
    and $815,000                                             13,360,290        24,058,596
  Inventories                                                30,131,877        32,360,222
  Deferred income taxes                                         494,000                 -
  Other current assets                                        1,446,130         1,905,602
------------------------------------------------------------------------------------------
      Ttotal current assets                                  45,872,951        58,435,697
Property, plant and equipment, net of accumulated
  depreciation of $13,371,116 and $15,092,809                89,748,881        89,981,813
Goodwill, net of accumulated amortization of
  $225,545 and $244,928                                       2,099,593         2,080,210
Deferred financing costs, net of accumulated
  amortization of $184,480 and $212,152                         590,520           562,848
Intangible pension asset                                        526,000           526,000
  other assets, net of accumulated amortization of
  $414,213 and $444,754                                         591,075         1,052,161
                                                          $ 139,429,020    $  152,638,729
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                        $  14,106,608    $   22,768,040
  Accrued expenses                                            6,555,103         7,430,248
  Current maturities of long-term debt                        4,797,209         4,797,696
------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                             25,458,920        34,995,984
------------------------------------------------------------------------------------------
  Long-term debt, less current maturities                    41,572,250        43,302,110
  Accrued pension cost                                        4,664,337         4,664,687
  Accrued post-retirement welfare benefits                    5,638,639         5,638,424
  Deferred income taxes                                       7,357,000         7,537,000
  Other noncurrent liabilities                                  207,331           551,227
------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                     84,898,477        96,689,432
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value - 500,000 shares
    authorized; none outstanding                                      -                 -
  Common stock, $.001 par value - 15,000,000 shares
    authorized; 9,997,455 issued                                  9,998             9,998
  Additional paid-in capital                                 50,111,675        50,111,675
  Retained earnings                                           8,384,835         9,803,589
  Accumulated other comprehensive income                     (1,076,000)       (1,076,000)
------------------------------------------------------------------------------------------
                                                             57,430,508        58,849,262
  Treasury stock, at cost, 485,880 shares                    (2,899,965)       (2,899,965)
------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                             54,530,543        55,949,297
------------------------------------------------------------------------------------------
                                                      $     139,429,020 $     152,638,729
==========================================================================================

              See accompanying notes to financial statements.




==========================================================================================

Three months ended March 31,                                   1998                  1999
------------------------------------------------------------------------------------------
NET SALES                                             $  62,770,679     $      49,380,153

COST OF PRODUCTS SOLD                                    53,324,976            42,139,536
------------------------------------------------------------------------------------------
    GROSS PROFIT                                          9,445,703             7,240,617

OPERATING EXPENSES:

  Selling, general and administrative                     4,208,338             4,104,668
------------------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                              5,237,365             3,135,949

OTHER INCOME (EXPENSE):

  Interest income                                           136,517                 7,327

  Interest expense                                       (1,278,359)             (895,780)

  Other income                                              115,177                71,258
------------------------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME                       4,210,700             2,318,754

TAXES ON INCOME                                           1,642,000               900,000
------------------------------------------------------------------------------------------
NET INCOME                                            $   2,568,700     $       1,418,754
------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                            $        .26      $             .15
-----------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                          $        .25      $             .15
-----------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                                   9,997,455             9,511,575

  DILUTED                                                10,442,417             9,677,847
==========================================================================================


              See accompanying notes to financial statements.








                                                                      NIAGARA CORPORATION
                                                                         AND SUBSIDIARIES

                                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                                               (UNAUDITED)
==========================================================================================================================
Three Months ended March 31, 1999
--------------------------------------------------------------------------------------------------------------------------
                             Common Stock
                           ----------------
                           Number               Additional                        Accumulated
                             of                  paid-in                         Comprehensive    Treasury
                           shares     Amount     capital      Retained earnings      Income         stock        Total
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999  9,997,455   $9,998    $50,111,675      $8,384,835       $(1,076,000)   $(2,899,965)  $54,530,543
Net income for the
period                        -          -           -            1,418,754              -           -         $ 1,418,754
BALANCE, MARCH 31, 1999   9,997,455   $9,998    $50,111,675      $9,803,589       $(1,076,000)   $(2,899,965)  $55,949,297
==========================================================================================================================

                                          See accompanying notes to financial statements.



                                                                    NIAGARA CORPORATION
                                                                       AND SUBSIDIARIES

                                                                STATEMENTS OF CASH FLOWS
                                                                             (UNAUDITED)
=========================================================================================
Three months ended March 31,                                      1998               1999
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    2,568,700     $    1,418,754
-----------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          1,636,086          1,799,284
      Accrued post-retirement welfare benefits                (159,711)              (215)
      Provision for doubtful accounts                           25,635             26,105
      Deferred income taxes                                    328,000            674,000
      Accrued pension costs                                   (186,951)               350
      Changes in assets and liabilities:
         Increase in accounts receivable                    (4,364,220)       (10,724,140)
         Increase in inventories                            (1,999,230)        (2,228,345)
         Decrease (increase) in other assets, net              190,766           (951,101)
         Increase in trade accounts payable and
           accrued expenses                                  3,809,062          9,536,579
-----------------------------------------------------------------------------------------
           TOTAL ADJUSTMENTS                                  (720,563)        (1,867,483)
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) OPERATING
              ACTIVITIES                                     1,848,137           (448,729)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of amount to Quanex                               (1,371,000)                 -
  Acquisition of fixed assets                               (1,611,967)        (1,954,891)
-----------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES            (2,982,967)        (1,954,891)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       -          2,074,243
  Repayment of long-term debt                              (10,761,731)                 -
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                    (10,761,731)         2,074,243
-----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (11,896,561)          (329,377)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              13,207,077            440,654
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $    1,310,516     $      111,277
=========================================================================================

              See accompanying notes to financial statements.





                                                         NIAGARA CORPORATION
                                                            AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                     MARCH 31, 1999 AND FOR THE PERIODS ENDED
                                         MARCH 31, 1998 AND 1999 IS UNAUDITED.
==============================================================================

1.  BASIS OF             The accompanying financial statements are unaudited;
    PRESENTATION         however, in the opinion of management, all adjustments
                         necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 1998.

2.  ACQUISITION OF       On April 18, 1997, Niagara LaSalle Corporation
    LASALLE              (formerly Niagara Cold Drawn Corp.) ("Niagara
                         LaSalle"), a subsidiary of Niagara Corporation
                         ("Niagara"), purchased from Quanex Corporation
                         ("Quanex") all of the outstanding shares of capital stock of LaSalle Steel Company ("LaSalle," and, collectively with Niagara and Niagara
                         LaSalle, the "Company"), one of the largest domestic producers of cold drawn steel bars. In consideration for the sale of such shares, Niagara
                         LaSalle paid Quanex $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. Niagara LaSalle also paid
                         Quanex an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997. The acquisition of LaSalle was accounted for as a purchase. The purchase price, including acquisition costs and other estimated liabilities as of the acquisition date, was approximately
                         $68,000,000. The purchase price exceeded LaSalle's stockholder's equity by approximately $56,000,000, and based on an appraisal, the excess was primarily allocated to property, plant and equipment.

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

3.  INVENTORIES          Inventories consisted of the following:

                                            December 31,         March 31,
                                                1998               1999
                                           -----------------------------------
                         Raw materials       $ 7,824,023       $ 9,492,779
                         Work-in-process       4,588,895         5,568,009
                         Finished goods       17,718,959        17,299,434
                                           -----------------------------------
                                             $30,131,877       $32,360,222
                         =====================================================

                           Inventories are stated using the LIFO method.

4.  COLLECTIVE           On July 19, 1998, following a nine-week strike, the
    BARGAINING           hourly workers at LaSalle's Hammond, Indiana
    AGREEMENT            facility voted to accept a new three-year collective
                         bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other post-retirement benefits.
                         The net effect of these curtailments was to reduce the Company's obligations by $4,949,000 for 1998.

5.  CONTINGENCIES        Niagara LaSalle and LaSalle are subject to federal,
                         state and local environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that Niagara LaSalle and LaSalle are currently in material compliance with all applicable environmental laws and regulations.

                         Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs incurred through March 31, 1999 have been largely covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position.

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

6.  SUBSEQUENT EVENT     On April 16, 1999, Niagara and Niagara LaSalle
                         (UK) Limited, an English company and a subsidiary of Niagara ("Niagara UK"), entered into a Sale of Business Agreement with Glynwed International plc, an English company ("Glynwed"), and Glynwed Steels
                         Limited, an English company and a subsidiary of Glynwed ("Glynwed Steels"), providing for the purchase by Niagara UK of the equipment, inventory and certain other assets of Glynwed's steel bar division for (pound) 21,202,000 (approximately $33.9 million), subject to a post-closing adjustment based upon the value of the net assets transferred. Certain costs relating to this proposed acquisition, primarily professional fees, have been deferred.


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

      In January 1996, Niagara LaSalle acquired Southwest Steel Company, Inc. ("Southwest"). During 1996, Southwest completed construction of a new plant in Midlothian, Texas, relocated its Tulsa, Oklahoma operations to this new facility and was merged into Niagara LaSalle. With this acquisition, Niagara gained an established position in the southwest region of the United States because Southwest was the leading cold drawn steel bar producer servicing that area.

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

      During the fourth quarter of 1997, nearly all of Niagara's 6,050,000 Redeemable Common Stock Purchase Warrants ("Warrants") were exercised resulting in approximately $33.2 million in gross proceeds to Niagara. This significantly strengthened the Company's balance sheet at December 31, 1997 by enabling it to prepay, with approximately $21.8 million of such proceeds, the Subordinated Notes in their entirety and by increasing total stockholders' equity to approximately $52 million at year end. During the first quarter of 1998, the Company used another $10 million of such proceeds to reduce the balance due under its revolving credit facility.

      On April 16, 1999, Niagara and Niagara UK entered into a Sale of Business Agreement (the "Sale of Business Agreement") with Glynwed and Glynwed Steels, providing for the purchase (the "Acquisition") by Niagara UK of the equipment, inventory and certain other assets of Glynwed's steel bar division (the "Division") for (pound) 21,202,000 (approximately $33.9 million), subject to a post-closing adjustment based upon the value of the net assets transferred. In connection with the execution of the Sale of Business Agreement, Niagara and Niagara UK entered into property agreements with subsidiaries of Glynwed contemplating that, subject to consummation of the Acquisition, Niagara UK will lease or sublease 10 operating facilities and accept assignments of the leases for 5 sales offices. Pursuant to these property and related agreements (i) the initial term of the lease would be 10 years for 9 of the operating facilities and 5 years for the remaining operating facility at rents specified in the property agreements,
(ii) each operating facility lease could be terminated by Niagara UK on one year's notice and (iii) Niagara UK would have the option to purchase 7 of the operating facilities at prices specified in the property agreements (which prices total (pound)9,468,000 (approximately $15.1 million)), or renew the leases with respect thereto for an additional term of 15 years at commercial market rates. The Acquisition is subject to certain conditions which if not satisfied on or before May 31, 1999, will result in the Sale of Business Agreement automatically terminating unless the parties agree otherwise. In addition, Niagara UK may elect not to close the Acquisition for any material breach of Glynwed Steel's warranties or the occurrence of an event having a material adverse effect on the Division.

RESULTS OF OPERATIONS

      During the second half of 1998 and through the first quarter of 1999, the Company experienced competitive pressures due to a marked decline in prices and weakened demand for its products. Management believes that such developments were due to overcapacity in the industry and the carryover effect from 1998 of low-priced imports, primarily from Asia and Eastern European countries.

      On July 19,1998, following a nine-week strike, the hourly workers at LaSalle's Hammond, Indiana facility voted to accept a new three-year collective bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other postretirement benefits. Management believes that operating costs at the Hammond facility have been reduced under the new agreement.

Three Months ended March 31, 1999 compared with March 31, 1998

      Net sales for the three months ended March 31, 1999 were $49,380,153, representing a decrease of $13,390,526, or 21.3%, over the same period in 1998. Approximately 80% of this decrease was attributable to the volume of sales with the remainder due to the decline in prices.

      Cost of sales for the three months ended March 31, 1999 decreased by $11,185,440 to $42,139,536, representing a decrease of 21% over the same period in 1998. This decrease was primarily attributable to reduced raw material costs as a result of the lower sales volume and, to a lesser extent, reduced operating costs.

      Gross margins for the three months ended March 31, 1999 decreased by 0.4% over the same period in 1998, due to the decline in prices which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products.

      Selling, general and administrative expenses for the three months ended March 31, 1999 decreased by $103,670 to $4,104,668, or 8.3% of sales, compared to 6.7% of sales for the same period in 1998. Both the decrease in dollar amount and increase as a percentage of sales were due to the decrease in sales.

      Net interest expense for the three months ended March 31, 1999 decreased by $253,389 to $888,453, due primarily to reduced levels of borrowing.

      Net income for the three months ended March 31, 1999 was $1,418,754, a decrease of $1,149,946, or 44.8%, as compared to the net income for the three months ended March 31, 1998. This decrease resulted primarily from the marked decline in prices and weakened demand for the Company's products during the first quarter of 1999 as compared to the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by operations and borrowings under its revolving credit facility. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 1999 totaled $1,954,891 as compared to $1,611,967 for the same period in 1998. This increase in expenditures was largely due to the purchase of production equipment and certain leasehold improvements.

      Cash flows used by operations were $448,729 for the three months ended March 31, 1999, a decrease of $2,296,866 as compared to cash flows provided by operations of $1,848,137 for the same period in 1998. This decrease is attributable primarily to a decrease in net income of $1,149,946 and an increase in accounts receivable of $10,724,140 which was offset in part by an increase in accounts payable of $9,536,579. At March 31, 1999, the Company had $111,277 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

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

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle was in compliance with all of these requirements as of March 31, 1999.

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

      On March 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. Such repurchases are subject to market and other conditions and financed with internally generated funds or borrowings under the revolving credit facility. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of March 31, 1999, Niagara had repurchased 485,880 shares of its Common Stock at a cost of $2,899,965. All of such repurchases were made during 1998.

      At March 31, 1999, Niagara LaSalle had borrowed $11,800,000 under its revolving credit facility and had approximately $27,000,000 in available credit thereunder, and the outstanding balance of its term loan was $35,333,000. Working capital of the Company at March 31, 1999 was
$23,439,713 as compared to $20,414,031 on December 31, 1998.

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

      In 1998, the Company upgraded its internal computer systems in four of its five plants at a cost of approximately $1,000,000. This upgrade allowed the Company to centralize all of its internal business functions. Based on assurances from the manufacturers of the upgraded system's hardware and software, management does not expect that this system will suffer any interruption or performance degradation as a result of the Year 2000.

      The Company's personnel, together with outside engineering firms, have assessed the Company's machinery, equipment, applications and other systems for Year 2000 readiness. Management is taking all appropriate steps to correct the problems identified or to minimize the impact of any interruptions or performance degradations caused by the Year 2000. Management has budgeted $60,000 for this assessment and any needed corrective actions, nearly all of which has been expended as of March 31, 1999.

      The Company has inquired into the Year 2000 readiness status of its suppliers, customers and essential service providers and, based on their responses, is finalizing contingency plans to prepare for any Year 2000 related issues they identify.

CAUTIONARY STATEMENT FOR PURPOSES OF THE" SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

      The Private Securities Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed under "CAUTIONARY STATEMENTS FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 1998, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. The words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," or "continue" and other similar expressions are intended to identify such forward- looking statements.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Under applicable state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara LaSalle and LaSalle may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to four such third-party sites. Management believes that, in three cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which is awaiting judicial approval. In the fourth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through March 31, 1999. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.          CHANGES IN  SECURITIES AND USE OF PROCEEDS.

                        Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

                        None.

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                        Not applicable.

ITEM 5.          OTHER INFORMATION.

                        Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

            (a) EXHIBITS

  +3.1      Registrant's Restated Certificate of Incorporation, as amended on
            May 16, 1996.
  *3.2      Registrant's By-laws.
  *4.1      Form of Common Stock Certificate.
!!!
!!!4.2      Revolving Credit and Term Loan Agreement, dated as of April 18,
            1997, by and among Niagara Cold Drawn Corp., LaSalle Steel
            Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit
            Agreement").
+++4.3      First Amendment to the Credit Agreement, dated as of September
            4, 1997.
+++4.4      Second Amendment to the Credit Agreement, effective as of
            December 31, 1997.
!!!!4.5     Third Amendment to the Credit Agreement, effective May 15, 1998.
 **4.6      Fourth Amendment to the Credit Agreement, effective as of December
            1, 1998.
!!!
!!!4.7      Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States
            Fidelity and Guaranty Company.
 **4.8      Amended and Restated Promissory Note, dated December 15, 1998, made by Gilbert D. Scharf in favor of Niagara Corporation.
***10.1     Employment Agreement, dated as of January 1, 1999, by and
            among Niagara Corporation, Niagara LaSalle Corporation
            and Michael Scharf.
** 10.2     Employment Agreement, dated August 16, 1995, between International
            Metals Acquisition Corporation, Niagara  Cold
            Drawn Corp. and Frank Archer.
** 10.3     Employment Agreement, dated August 16, 1995, between International
            Metals Acquisition Corporation, Niagara Cold Drawn Corp. and
            Raymond Rozanski.
!!10.4      Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable Trust,
            u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
!!10.5      Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated January 31,
            1996.
!!!10.6     International Metals Acquisition Corporation 1995 Stock Option
            Plan.
!!!!!10.7   First Amendment to the International Metals Acquisition
            Corporation 1995 Stock Option Plan, dated October 5, 1996.
++10.8      Second Amendment to the Niagara Corporation 1995 Stock Option
            Plan, dated June 8, 1998.
++10.9      Niagara Corporation Employee Stock Purchase Plan.
!!!
!!!10.10    Stock Purchase Agreement, dated April 18, 1997, by and among the
            Registrant, Niagara Cold Drawn Corp. and Quanex Corporation.
**10.11     First Amendment to Lease, dated May 4, 1998, between
            Niagara LaSalle Corporation and North American Royalties, Inc.
!10.12      Sale of Business Agreement, dated April 16, 1999, between Glynwed
            Steels Limited, Glynwed International plc, Niagara LaSalle (UK)
            Limited and Niagara Corporation
!10.13      Property Agreement, dated April 16, 1999, between Glynwed Property
            Management Limited, Glynwed Properties Limited, Niagara LaSalle
            (UK) Limited, Niagara Corporation and Glynwed International plc.
!10.14      Agreement For Lease of Unit 6-8 Eagle Industrial Estate, dated
            April 16, 1999, between Glynwed Property Management Limited,
            Glynwed Properties Limited, Niagara LaSalle (UK) Limited and
            Niagara Corporation.
    27      Financial Data Schedule.
--------------------------
     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30,
        1996.
    ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7,
        1998.
   +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998.
   *** Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended
        December 31, 1998.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.
    !! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
   !!! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16,
        1996.
  !!!! Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.
 !!!!!  Incorporated by reference to exhibit 10.10 to the Registrant's
        Report on Form 10-K for the fiscal year ended December 31, 1996. !!!!!! Incorporated by reference to exhibits filed with the Registrant's
        Report on Form 8-K, dated May 2, 1997.

        (b) Reports on Form 8-K.

            The Registrant filed its Report on Form 8-K, dated April 27, 1999, reporting under Items 5 and 7 the execution of agreements in connection with the proposed acquisition of the steel bar division of Glynwed International plc.





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1999               NIAGARA CORPORATION
                                 ---------------------
                                       (Registrant)




                                 /s/ Michael Scharf
                                 -------------------------------------
                                 Michael Scharf, President




Date: May 14, 1999               /s/ Raymond Rozanski
                                 -------------------------------------
                                 Raymond Rozanski, Vice President
                                 and Treasurer






                               EXHIBIT INDEX


Exhibit No.                 Description                              Page No.
-----------                 -----------                              -------

   27                       Financial Data Schedule                     20