Form 10-Q
period 1999-06-30
NIAGARA CORP
filed 1999-08-16
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended June 30, 1999

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


                      Delaware                        59-3182820
           -----------------------------            --------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)       Identification Number)

                             667 Madison Avenue
                          New York, New York 10021
                   --------------------------------------
                  (Address of principal executive offices)

                               (212) 317-1000
                           ----------------------
                          (Registrant's telephone
                        number, including area code)

                                    N/A
                       -------------------------------
                      (Former name, former address and
                           former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Number of shares of Common Stock outstanding at June 30, 1999

 Common Stock, par value $.001 per share                 9,511,575
 ---------------------------------------         -------------------------
               (Class)                               (Number of Shares)


NIAGARA CORPORATION


INDEX TO JUNE 1999 FORM 10-Q

-------------------------------------------------------------------------------


                                                                   PAGE

PART I - FINANCIAL INFORMATION

  FINANCIAL STATEMENTS (UNAUDITED):
         NIAGARA CORPORATION
                  BALANCE SHEETS.........................................    3
                  STATEMENTS OF OPERATIONS...............................  4-5
                  STATEMENT OF STOCKHOLDERS' EQUITY......................    6
                  STATEMENTS OF CASH FLOWS...............................    7
                  NOTES TO FINANCIAL STATEMENTS.......................... 8-14

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...........................................15-21

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............   22

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
     THE PRIVATE SECURITIES REFORM ACT OF 1995...........................   22

PART II - OTHER INFORMATION..............................................   23

SIGNATURES...............................................................   26




                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES

                                                                                                    BALANCE SHEETS
=======================================================================================================================



                                                                                   December 31,           June  30,
                                                                                        1998 (a)            1999 (b)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                         (unaudited)
ASSETS
CURRENT:
   Cash and cash equivalents                                               $         440,654       $       2,325,327
   Trade accounts receivable, net of allowance for doubtful accounts of
      $789,000 and $860,000                                                       13,360,290              41,117,982
   Inventories                                                                    30,131,877              53,042,606
   Deferred income taxes                                                             494,000                       -
   Other current assets                                                            1,446,130               1,119,060
-----------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                      45,872,951              97,604,975
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF
   $13,371,116 AND $16,962,543                                                    89,748,881             103,446,108
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $225,545 AND $264,311                 2,099,593               2,060,827
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $184,480
   AND $239,824                                                                      590,520                 535,176
INTANGIBLE PENSION ASSET                                                             526,000                 526,000
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $414,213 AND
   $499,164                                                                          591,075               1,715,645
-----------------------------------------------------------------------------------------------------------------------
                                                                           $     139,429,020       $     205,888,731
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                        $      14,106,608       $      40,434,454
   Accrued expenses                                                                6,555,103               6,743,023
   Current maturities of long-term debt                                            4,797,209               5,280,673
-----------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                 25,458,920              52,458,150
   Long-term debt, less current maturities                                        41,572,250              79,101,860
   Accrued pension cost                                                            4,664,337               4,391,035
   Accrued post-retirement welfare benefits                                        5,638,639               5,685,563
   Deferred income taxes                                                           7,357,000               7,485,790
   Other noncurrent liabilities                                                      207,331                 150,976
-----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                         84,898,477             149,273,374
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                          -                       -
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                 9,998                   9,998
   Additional paid-in capital                                                     50,111,675              50,111,675
   Retained earnings                                                               8,384,835              10,736,462
   Accumulated other comprehensive income                                         (1,076,000)             (1,342,813)
-----------------------------------------------------------------------------------------------------------------------
                                                                                  57,430,508              59,515,322
   Treasury stock, at cost, 485,880 shares                                        (2,899,965)             (2,899,965)
-----------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                54,530,543              56,615,357
-----------------------------------------------------------------------------------------------------------------------
                                                                           $     139,429,020       $     205,888,731
=======================================================================================================================
      (a) Includes the balance sheets of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company.
      (b) Includes the balance sheets of Niagara Corporation, Niagara LaSalle Corporation, LaSalle Steel Company
          and Niagara LaSalle (UK) Limited.

                                                                       See accompanying notes to financial statements.

                                                                                                NIAGARA CORPORATION
                                                                                                   AND SUBSIDIARIES

                                                                                            STATEMENT OF OPERATIONS
                                                                                                         (UNAUDITED)
=======================================================================================================================



Three months ended June 30,                                             1998 (a)                  1999 (b)
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                      $     55,249,764         $      61,618,459
COST OF PRODUCTS SOLD                                                47,263,580                53,628,529
      GROSS PROFIT                                                    7,986,184                 7,989,930
OPERATING EXPENSES:
   Selling, general and administrative                                4,070,811                 5,395,644
        INCOME FROM OPERATIONS                                        3,915,373                 2,594,286
OTHER INCOME (EXPENSE):
   Interest income                                                       20,548                     7,434
   Interest expense                                                  (1,022,794)               (1,082,059)
   Other income                                                               -                     3,212
        INCOME BEFORE TAXES                                           2,913,127                 1,522,873
TAXES ON INCOME                                                       1,158,000                   590,000
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $      1,755,127         $         932,873
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                                     $         .18            $          .10
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                                   $         .17            $          .10
=======================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                                           9,997,455                 9,511,575
   DILUTED                                                        10,505,281                 9,768,498
=======================================================================================================================

(a) Includes the results of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company for the entire period.

(b) Includes the results of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company for the entire period and the results of Niagara LaSalle (UK) Limited from May 22, 1999.

                                                                              See accompanying notes to financial statements.




                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES

                                                                                          STATEMENTS OF OPERATIONS
                                                                                                        (UNAUDITED)
=======================================================================================================================



Six months ended June 30,                                               1998 (a)                  1999 (b)
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                      $    118,020,443         $     110,998,612
COST OF PRODUCTS SOLD                                               100,588,556                95,768,065
-----------------------------------------------------------------------------------------------------------------------
      GROSS PROFIT                                                   17,431,887                15,230,547
OPERATING EXPENSES:
   Selling, general and administrative                                8,279,149                 9,500,312
-----------------------------------------------------------------------------------------------------------------------
        INCOME FROM OPERATIONS                                        9,152,738                 5,730,235
OTHER INCOME (EXPENSE):
   Interest income                                                      157,065                    14,761
   Interest expense                                                 (2,301,153)               (1,977,839)
   Other income                                                         115,177                    74,470
-----------------------------------------------------------------------------------------------------------------------
        INCOME BEFORE TAXES                                           7,123,827                 3,841,627
TAXES ON INCOME                                                       2,800,000                 1,490,000
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $      4,323,827         $       2,351,627
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                                     $            .43         $             .25
-----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                                   $            .41         $             .24
=======================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   BASIC                                                              9,997,455                 9,511,575

   DILUTED                                                           10,475,821                 9,721,901
=======================================================================================================================

(a) Includes the results of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company for the
    entire period.

(b) Includes the results of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company for the
    entire period and the results of Niagara LaSalle (UK) Limited from May 22, 1999.

                                                                       See accompanying notes to financial statements.






                                                                                                        NIAGARA CORPORATION
                                                                                                           AND SUBSIDIARIES

                                                                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                 (Unaudited)
===============================================================================================================================



Six Months ended June 30, 1999
-------------------------------------------------------------------------------------------------------------------------------

                             Common Stock                                    Accumulated Other
                        Number of                 Additional      Retained    Comprehensive    Treasury stock
                         shares       Amount   paid-in capital    Earnings       Income            at cost              Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1,
1999
                        9,997,455    $9,998      $50,111,675     $8,384,835   $(1,076,000)      $(2,899,965)         $54,530,543
Net income for the
period                      -           -             -           2,351,627        -                 -               $ 2,351,627
-------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY
TRANSLATION
ADJUSTMENTS (Note 2)        -           -             -               -        (266,813)             -                  (266,813)
================================================================================================================================
BALANCE, JUNE 30, 1999  9,997,455    $9,998      $50,111,675    $10,736,462  $(1,342,813)       $(2,899,965)         $56,615,357

================================================================================================================================


                                                                                 See accompanying notes to financial statements.



                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES

                                                                                          Statements of Cash Flows
                                                                                                        (Unaudited)
=======================================================================================================================

Six months ended June 30,                                                             1998 (a)               1999 (b)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $       4,323,827      $       2,351,627
-----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                                3,283,980              3,770,488
        Accrued post-retirement welfare benefits                                        (1,174)                46,924
        Provision for doubtful accounts                                                 51,270                 66,939
        Deferred income taxes                                                          726,907                794,000
        Accrued pension costs                                                         (624,486)              (273,302)
        Changes in assets and liabilities:
              Decrease (increase) in accounts receivable                             1,873,990            (22,182,632)
              Decrease (increase) in inventories                                     1,301,448             (1,845,129)
              Decrease (increase) in other assets, net                                 433,105             (1,051,534)
              Increase (decrease) in trade accounts payable and accrued
                expenses                                                            (2,726,092)            20,530,778
-----------------------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                    4,318,948               (143,468)
-----------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING  ACTIVITIES                           8,642,775              2,208,159
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment of amount to Quanex                                                      (1,371,000)                     -
   Acquisition of Steel Bar Business, net of cash acquired                                   -            (34,315,823)
   Acquisition of fixed assets                                                      (3,716,290)            (4,481,681)
-----------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                               (5,087,290)           (38,797,504)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                              -             38,474,018
   Repayment of long-term debt                                                     (13,869,909)                     -
-----------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (13,869,909)            38,474,018
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (10,314,424)             1,884,673
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      13,207,077                440,654
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $       2,892,653      $       2,325,327
=======================================================================================================================
(a) Includes the cash flows of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company for the
    entire period.

(b) Includes the cash flows of Niagara Corporation, Niagara LaSalle Corporation and LaSalle Steel Company for the
    entire period and the cash flows of Niagara LaSalle (UK) Limited from May 22, 1999.
                                                                 See accompanying notes to financial statements.



                                                         NIAGARA CORPORATION
                                                            AND SUBSIDIARIES

                           NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                     JUNE 30, 1999 AND FOR THE PERIODS ENDED
                               JUNE 30, 1998 AND 1999 AND 1999 IS UNAUDITED.
============================================================================


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

2.     FOREIGN CURRENCY          Niagara LaSalle (UK) Limited ("Niagara UK"),
       TRANSLATION AND           an English company and a subsidiary of
       TRANSACTIONS              Niagara Corporation ("Niagara"), uses
                                 British pounds sterling ("(pound)") as its functional currency. Assets and liabilities of this subsidiary are translated from British pounds sterling to United States dollars at the exchange rate in effect on June 30, 1999. Statements of Operations and Cash Flows are translated at the average of the rate of exchange during the period from May 22, 1999 to June 30, 1999. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income".
                                 Gains and losses resulting from foreign
                                 currency transactions are included in
                                 other income (expense).

3.     ACQUISITION OF            On April 18, 1997, Niagara LaSalle
       LASALLE                   Corporation (formerly Niagara Cold Drawn
                                 Corp.) ("Niagara LaSalle"), a subsidiary of Niagara, purchased from Quanex Corporation
                                 ("Quanex") all of the outstanding shares of capital stock of LaSalle Steel Company
                                 ("LaSalle," and, collectively with
                                 Niagara, Niagara LaSalle and Niagara UK, the "Company"), one of the largest domestic producers of cold drawn steel bars. In consideration for the sale of such shares, Niagara LaSalle paid Quanex
                                 $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between
                                 October 31, 1996 and March 31, 1997.
                                 Niagara LaSalle also paid Quanex an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

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

4.     ACQUISITION OF THE        On May 21, 1999, pursuant to a Sale of
       STEEL BAR BUSINESSES      Business Agreement dated April  16, 1999
       OF GLYNWED STEELS         among Niagara, Niagara UK, Glynwed
       LIMITED                   International plc, an English company
                                 ("Glynwed"), and Glynwed Steels Limited, an English company and a subsidiary of Glynwed ("Glynwed Steels"), Niagara UK purchased the equipment, inventory and certain other assets of the steel bar businesses of Glynwed Steels for
                                 (pound)21,202,000 (approximately $34
                                 million), subject to a post closing
                                 adjustment based upon the value of the net assets transferred (see Note 9). These steel bar businesses (collectively, the
                                 "Steel Bar Businesses") which are engaged in hot rolling, cold finishing and distribution, consist of the following unincorporated trading units: Ductile Hot
                                 Mill, Dudley Port Rolling Mills, GB Steel
                                 Bar, George Gadd & Company, Longmore
                                 Brothers, Macreadys, Midland Engineering
                                 Steels and W Wesson.

                                 In connection with the execution of this Sale of Business Agreement, Niagara and Niagara UK entered into property agreements with subsidiaries of Glynwed contemplating that Niagara UK will lease or sublease 10 operating facilities and accept assignments of the leases for 5 sales offices. Pursuant to these property and related agreements (i) the initial term of the lease would be 10 years for 9 of the operating facilities and 5 years for the remaining operating facility at aggregate rents of (pound)50,000 (approximately $80,000) for the first two years; (pound)850,000 (approximately $1.3 million) for years 3-6; and (pound) 1,000,000 (approximately $1.6 million) for years 7-10, (ii) each operating facility lease could be terminated by Niagara UK on one year's notice and (iii) Niagara UK would have the option to purchase any or all of the 7 primary operating facilities at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately
                                 $15.1 million)), or to renew the leases
                                 with respect thereto for an additional
                                 term of 15 years at commercial market
                                 rates.

                                 The purchase of the Steel Bar Businesses was financed in part pursuant to a bank facilities agreement entered into on May 21, 1999 by Niagara UK. This agreement provides for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility. The obligations of Niagara UK under this agreement are secured by standby letters of credit and substantially all of the assets of Niagara UK (for the benefit of the issuer of such letters of credit). Niagara UK's agreement to reimburse the issuer of such letters of credit for drawdowns thereunder is guaranteed by Niagara, Niagara LaSalle and LaSalle, which guarantees are secured by substantially all of the assets of Niagara LaSalle and LaSalle.

                                 The purchase of the Steel Bar Businesses was also financed pursuant to (i) a(pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK, (ii) a(pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK which accrues interest at 7.5% per annum and
                                 (iii) a(pound)2.5 million (approximately
                                 $4 million) non-interest bearing
                                 short-term loan from Niagara to Niagara
                                 UK, each of which was financed by
                                 borrowings under a revolving credit and
                                 term loan agreement dated April 18, 1997, as amended, with Niagara LaSalle and LaSalle and guaranteed by Niagara and Niagara UK (see Note 3).

                                 Pro forma results of operations, assuming the acquisition of the Steel Bar Businesses had occurred on January 1, 1998 are unaudited and detailed below. Pro forma adjustments primarily include reductions in depreciation and amortization based on changes in the useful lives of the assets acquired, additional interest expense relating to the debt incurred in connection with the acquisition, and changes in rent expense based on property leases entered into in connection with the acquisition.

                                 Six Months ended                  June 30, 1998       June 30, 1999
                                 -------------------------------------------------------------------

                                 Net Sales                          $223,567,257        $171,287,792
                                 Net Income (Loss)                    $7,058,467        $(3,527,084)
                                 Net Income (Loss) per share                $.71              $(.37)
                                 (basic)
                                 Net Income (Loss) per share                $.67              $(.36)
                                 (diluted)
                                 -------------------------------------------------------------------

5.     INVENTORIES               Inventories consisted of the following:

                                                                      December 31,
                                                                         1998          June 30,1999
                                 ------------------------------------------------------------------
                                 Raw materials                        $7,824,023        $20,128,016
                                 Work-in-process                       4,588,895          6,154,390
                                 Finished goods                       17,718,959         26,760,200
                                                                     $30,131,877        $53,042,606
                                 ===================================================================

                                 At June 30, 1999, inventories totaling
                                 $31,975,406 and owned by Niagara LaSalle and LaSalle are stated using the LIFO method and inventories totaling $21,067,200 and owned by Niagara UK are stated using the FIFO method.

6.     COLLECTIVE BARGAINING     On July 19, 1998, following a nine-week
       AGREEMENT                 strike, the hourly workers at LaSalle's
                                 Hammond, Indiana facility voted to accept a new three-year collective bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other post-retirement benefits. The net effect of these curtailments was to reduce the Company's obligations by $4,949,000 for
                                 1998.

7.     CONTINGENCIES             Niagara LaSalle, LaSalle and Niagara UK
                                 are subject to environmental laws and
                                 regulations concerning, among other
                                 things, water and air emissions and waste disposal. Under applicable state and federal laws, including the Comprehensive
                                 Environmental Response, Compensation and
                                 Liability Act of 1980 as amended
                                 ("CERCLA"), Niagara LaSalle, LaSalle and
                                 Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials.
                                 The costs incurred through June 30, 1999 have been largely covered by insurance.
                                 Management believes any resolution of
                                 these matters will not have a material
                                 adverse effect on the Company's financial position.

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

8.     SEGMENTS AND RELATED      Niagara operates in two reportable segments:
       INFORMATION               (i) Niagara LaSalle and LaSalle which have
                                 operations in the United States and (ii)
                                 Niagara UK which has operations in the
                                 United Kingdom. Niagara operates these
                                 segments as separate strategic business
                                 units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization at the subsidiary level ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency. Assets and liabilities are translated at the exchange rate in effect on June 30, 1999.
                                 Statements of Operations and Cash Flows
                                 are translated at the average rate of
                                 exchange during the period from May 22,
                                 1999 to June 30, 1999.

                                                                     Niagara LaSalle /   Niagara UK
                                                                         LaSalle
                                 ------------------------------------------------------------------
                                 Three months ended June 30, 1999
                                 ------------------------------------------------------------------
                                 Net Sales                              $47,369,224     $14,249,235

                                 Segment Profit (EBITDA)                 $4,807,070        $258,989

                                 Six months ended June 30, 1999
                                 ------------------------------------------------------------------
                                 Net Sales                              $96,749,377     $14,249,235

                                 Segment Profit (EBITDA)                $10,229,671        $258,989

                                 Segment Assets                        $148,155,531     $57,733,200
                                 ------------------------------------------------------------------

                                 Prior to the acquisition of the Steel Bar
                                 Businesses, the Company had one segment as all of its operations were in the United States.

9.     SUBSEQUENT EVENT          Pursuant to the Sale of Business Agreement
                                 for the Steel Bar Businesses, Glynwed
                                 Steels or Niagara UK, as the case may be, will pay the other an amount based on certain changes in the value of the net assets transferred. On July 9, 1999,
                                 Niagara and Niagara UK submitted to
                                 Glynwed and Glynwed Steels draft
                                 completion accounts for the Steel Bar
                                 Businesses as of May 21, 1999 and a
                                 statement of the net assets transferred.
                                 Such completion accounts and statement
                                 reflect reductions in the purchase price for plant and equipment and inventory, and an increase in liabilities assumed, in the aggregate amount of (pound)3,425,000
                                 (approximately $5.5 million). On August 6,
                                 1999, Glynwed and Glynwed Steels disputed an aggregate amount of (pound)756,000
                                 (approximately $1.2 million) of such
                                 adjustments. Any dispute concerning the
                                 value of the net assets transferred is
                                 subject to binding arbitration by an
                                 independent accounting firm. There is no assurance that the disputed adjustments will be resolved in favor of Niagara UK.



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

         In April 1997, Niagara LaSalle acquired LaSalle, which had plants in Hammond and Griffith, Indiana. This acquisition gave Niagara LaSalle a strong market position in the midwest region of the United States and broadened Niagara LaSalle's product range by adding thermal treated and chrome plated bars.

         With the acquisition of LaSalle, Niagara became the largest independent producer of cold drawn steel bars in the United States. The geographic position of Niagara's plants in the United States creates competitive advantages because of freight savings and the ability to supply efficiently multiple locations of steel service centers.

         During the fourth quarter of 1997, nearly all of Niagara's 6,050,000 Redeemable Common Stock Purchase Warrants ("Warrants") were exercised resulting in approximately $33.2 million in gross proceeds to Niagara. This significantly strengthened the Company's balance sheet at December 31, 1997 by enabling it to prepay, with approximately $21.8 million of such proceeds, the Subordinated Notes in their entirety and by increasing total stockholders' equity to approximately $52 million at year end. During the first quarter of 1998, the Company used another $10 million of such proceeds to reduce the balance due under a revolving credit facility.

         On May 21, 1999, Niagara UK purchased the equipment, inventory and certain other assets of the Steel Bar Businesses of Glynwed Steels for (pound)21,202,000 (approximately $33.9 million), subject to a post-closing adjustment based upon the value of the net assets transferred. These Steel Bar Businesses (consisting of Ductile Hot Mill, Dudley Port Rolling Mills, GB Steel Bar, George Gadd & Company, Longmore Brothers, Macreadys, Midland Engineering Steels and W Wesson) are engaged in hot rolling, cold finishing and distribution and represent the largest independent steel bar concern in the United Kingdom.

RESULTS OF OPERATIONS

         During the second half of 1998 and through the second quarter of 1999, the Company experienced competitive pressures due to a marked decline in prices and weakened demand for its products. Management believes that such developments were due to overcapacity in the industry and the continuation of low-priced imports, primarily from Asia and Eastern European countries.

         On July 19, 1998, following a nine-week strike, the hourly workers at LaSalle's Hammond, Indiana facility voted to accept a new three-year collective bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other postretirement benefits. Management believes that operating costs at the Hammond facility have been reduced under the new agreement.

         The results of operations for the quarter and six months ended June 30, 1999 include the results of Niagara UK from May 22, 1999.

Three Months ended June 30, 1999 compared with June 30, 1998

         Net sales for the three months ended June 30, 1999 were $61,618,459, representing an increase of $6,368,695, or 11.5%, over the same period in 1998. This increase was attributable to the inclusion of $14,249,235 of Niagara UK sales, which was offset in part by a decrease in sales from U.S. operations due to weakened demand for products and a decline in prices.

         Cost of sales for the three months ended June 30, 1999 increased by $6,364,949 to $53,628,529, representing an increase of 13.5% over the same period in 1998. This increase was primarily attributable to the inclusion of Niagara UK's cost of products sold, which was offset in part by reduced raw material costs as a result of the lower sales volume and, to a lesser extent, reduced operating costs in the U.S.

         Gross margins for the three months ended June 30, 1999 decreased by 1.5% over the same period in 1998, due to the decline in prices which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products.

         Selling, general and administrative expenses for the three months ended June 30, 1999 increased by $1,324,833 to $5,395,644, or 8.8% of sales, compared to 7.4% of sales for the same period in 1998. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of Niagara UK's expenses for a portion of the quarter, which was offset in part by reduced selling, general, administration expenses from the Company's U.S. operations due to their decrease in sales.

         Net interest expense for the three months ended June 30, 1999 increased by $59,265 to $1,082,059, due primarily to increased levels of borrowing resulting from the acquisition of the Steel Bar Businesses.

         Net income for the three months ended June 30, 1999 was $932,873, a decrease of $822,254, or 46.8%, as compared to the net income for the three months ended June 30, 1998. This decrease resulted primarily from the marked decline in prices and weakened demand for the Company's products. Net income for the three months ended June 30, 1999 included a loss of $16,726 at Niagara UK for the period May 22 through June 30, 1999.

Six Months ended June 30, 1999 compared with June 30, 1998

         Net sales for the six months ended June 30, 1999 were $110,998,612, representing a decrease of $7,021,831, or 5.9%, over the same period in 1998. This decrease was due primarily to a reduction of sales from the Company's U.S. operations which was partially offset by the inclusion $14,249,235 of Niagara UK sales for the period.

         Cost of sales for the six months ended June 30, 1999 decreased by $4,820,491 to $95,768,065, representing a decrease of 4.8% over the same period in 1998. This decrease was primarily attributable to the decrease in volume.

         Gross margins for the six months ended June 30, 1999 decreased by 1.0% over the same period in 1998, due to the decline in prices, which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products.

         Selling, general and administrative expenses for the six months ended June 30, 1999 increased by $1,221,163 to $9,500,312, or 8.6% of sales, compared to 7.0% of sales for the same period in 1998. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of Niagara UK's expenses for a portion of the period, which was offset in part by reduced selling, general, administration expenses from the Company's U.S. operations due to their decrease in sales.

         Net interest expense for the six months ended June 30, 1999 decreased by $323,314 to $1,977,839. This decrease resulted from reduced levels of borrowing at Niagara LaSalle and LaSalle which was offset in part by borrowings by Niagara UK.

         Net income for the six months ended June 30, 1999 was $2,351,627, a decrease of $1,972,200, or 45.6%, as compared to the net income for the six months ended June 30, 1998. This decrease resulted primarily from the marked decline in prices and weakened demand for the Company's products during the six months ended June 30, 1999. Net income for the six months ended June 30, 1999 included a loss of $16,726 at Niagara UK for the period May 22 through June 30, 1999.

         On a pro forma basis, and as disclosed in Note 4 to the financial statements, net loss for the six months ended June 30, 1999 would have been $3,527,084 compared to net income of $7,058,467 for the same period in 1998. This decrease is attributable to reduced sales of approximately $52,000,000 and an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by operations and borrowings under its revolving credit facilities. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 1999 totaled $4,481,681 as compared to $3,716,290 for the same period in 1998. This increase in expenditures was largely due to the purchase of production equipment and certain leasehold improvements.

         Cash flows provided by operations were $2,208,159 for the six months ended June 30, 1999, a decrease of $6,434,616 as compared to cash flows provided by operations of $8,642,775 for the same period in 1998. This decrease is attributable primarily to a decrease in net income of $1,972,200 and an increase in accounts receivable of $22,182,632, which was offset in part by an increase in accounts payable and accrued expenses of $20,530,778, largely resulting from the acquisition of the Steel Bar Businesses. At June 30, 1999, the Company had $2,325,327 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara LaSalle and LaSalle entered into a revolving credit and term loan agreement (the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., National City Bank, National Bank of Canada and the Prudential Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan. The obligations of Niagara LaSalle and LaSalle under the Credit Agreement are guaranteed by Niagara and Niagara UK and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara LaSalle and LaSalle.

         Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara LaSalle from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2000. Interest on such loans is payable in monthly installments and is either 175 basis points above the LIBOR rate (for a period specified by Niagara LaSalle from time to time) or M&T's prime rate plus 25 basis points.

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara LaSalle and LaSalle, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara LaSalle was in compliance with all of these requirements as of June 30, 1999.

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

         On March 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. Such repurchases are subject to market and other conditions and financed with internally generated funds or borrowings under the Company's revolving credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of June 30, 1999, Niagara had repurchased 485,880 shares of its Common Stock at a cost of $2,899,965. All of such repurchases were made during 1998.

         On May 21, 1999 and in connection with the acquisition of the Steel Bar Businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National
Westminister Bank Plc ("National Westminister"). The Facilities Agreement provides for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara, Niagara LaSalle and LaSalle, which guarantees are secured by substantially all of the assets of Niagara LaSalle and LaSalle on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 3% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on April 30, 2006. The principal repayment installments on the term loan escalate throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible accounts receivable and inventory and will mature on May 21, 2002. Interest of the term and revolving credit loans under the Facilities Agreement accrue at the LIBOR rate (for periods specified by Niagara UK from time to time) plus 15 basis points and is payable at the conclusion of such interest periods.

         The Facilities Agreement carries restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in this agreement are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of June 30, 1999.

         The purchase of the Steel Bar Businesses was also financed pursuant to (i) a (pound)3.75 million (approximately $6 million) equity investment (the "Equity Investment") by Niagara in Niagara UK, (ii) a (pound)3.75 million (approximately $6 million ) subordinated loan from Niagara to Niagara UK which accrues interest at 7.5% per annum (the "Subordinated Loan") and (iii) a (pound)2.5 million (approximately $4 million ) non-interest bearing short-term loan from Niagara to Niagara UK (the "Short-Term Loan"). The Equity Investment, the Subordinated Loan and the Short-Term Loan were financed by borrowings under the Credit Agreement.

         In connection with the execution of the Facilities Agreement, Niagara, Niagara UK and National Westminister entered into an intercreditor agreement dated May 21, 1999 which, among other things (i) restricts the payment of dividends in respect of the Niagara UK shares, (ii) prohibits the repayment of the Subordinated Loan until after the discharge of all of Niagara UK's liabilities under the Facilities Agreement and (iii) permits the repayment of the Short-Term Loan upon demand unless payments of principal or interest under the Facilities Agreement are owing, certain financial covenants in the Facilities Agreement have not been met or an event of default under the Facilities Agreement has occurred and is continuing.

         At June 30, 1999, the Company had borrowed $33,858,750 under its revolving credit facilities and had approximately $16,300,000 in available credit thereunder, and the outstanding balance of its term loans was $49,601,676. Working capital of the Company at June 30, 1999 was
$45,146,825 as compared to $20,414,031 on December 31, 1998.

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

         The Company has inquired into the Year 2000 readiness status of its suppliers, customers and essential service providers and, based on their responses, contingency plans have been or are being formulated to prepare for any Year 2000 related issues they identify.

           Based on current assessments, management does not expect that total costs associated with the Company's Year 2000 program will be material to the Company's results of operations. The Company has budgeted an additional $100,000 on Year 2000 remediation through 1999.

Information Technology

         In 1998, the Company upgraded its internal computer systems in four of its five plants in the U.S. at a cost of approximately $1,000,000. This upgrade allowed Niagara LaSalle and LaSalle to centralize all of its internal business functions. Based on assurances from the manufacturers of the upgraded system's hardware and software and independent tests performed by the Company's personnel, management does not expect that this system will suffer any interruption or performance degradation as a result of the Year 2000.

         The Company's U.K. operations have undertaken an assessment of their internal computer systems. Replacements and upgrades required as a result of the Year 2000 have been substantially completed. Based on suppliers' warranties and standardized confirmation testing in the U.K., management does not anticipate any significant Year 2000 compliance failures or performance degradations.

Operating Equipment and Systems

         The Company's personnel, together with outside engineering firms, have assessed the machinery, equipment, and other non-information technology systems of its U.S. operations for Year 2000 readiness. Management is taking all appropriate steps to correct the problems identified by this assessment or to minimize the impact of any interruptions or performance degradations caused by the Year 2000.

         The Company's U.K. operations have reviewed their non-information technology systems for Year 2000 compliance. Businesses and health and safety concerns have been identified and testing has been conducted. Required replacements and upgrades have been substantially completed.


         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads) and exchange rate variability. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara LaSalle from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Interest on revolving credit loans made pursuant to such agreement accrues at either 175 basis points above the LIBOR rate (for a period specified by Niagara LaSalle from time to time) or M&T's prime rate plus 25 basis points. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the LIBOR rate (for a period specified by Niagara UK from time to time) plus 15 basis points. Management attempts to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods.

         The Company sells its products to customers in various foreign countries in North and South America, Europe, the Middle East, Asia and Australia. Niagara UK's revenues are generally collected in the local currency of its customers. To substantially reduce the Company's sensitivity to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. Revenues from sales by Niagara LaSalle and LaSalle are collected exclusively in U.S. dollars.

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

                        PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

         Under applicable laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara LaSalle, LaSalle and Niagara UK may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through June 30, 1999. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.                  CHANGES IN  SECURITIES AND USE OF PROCEEDS.

                                    Not applicable.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

                                    None.

ITEM 4.                  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         (a) An annual meeting of Niagara Stockholders was held on June 8, 1999.

         (b) Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill were elected as directors of Niagara at the Annual Meeting.

         (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 8,626,712 for and 5,600 withheld for each of Messrs. Michael Scharf, Gilbert Scharf and Archer, 8,624,912 for and 7,400 withheld for Mr. Cohn, 8,626,312 for and 6,000 withheld for Mr. Heyer and 8,626,012 for and 6,300 withheld for Mr. Tansill, (ii) the approval of the performance-based bonus provision of the Company's Employment Agreement with Michael Scharf, the vote as to which was 8,336,223 for, 134,889 against and 161,200 abstentions and (iii) the ratification of BDO Seidman LLP as independent accountants for 1999, the vote to which was 8,613,412 for, 9,300 against and 9,600 abstentions.

ITEM 5.                  OTHER INFORMATION.

                                 Not applicable.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  EXHIBITS

     +3.1        Registrant's Restated Certificate of Incorporation, as
                 amended on May 16, 1996.
     *3.2        Registrant's By-laws.
     *4.1        Form of Common Stock Certificate.
 !!!!!4.2        Revolving Credit and Term Loan Agreement, dated as of
                 April 18, 1997, by and among Niagara Cold Drawn Corp.,
                 LaSalle Steel Company, Manufacturers and Traders Trust
                 Company (individually and as Agent), CIBC Inc. and
                 National City Bank (the "Credit Agreement").
   +++4.3        First Amendment to the Credit Agreement, dated as of
                 September 4, 1997.
   +++4.4        Second Amendment to the Credit Agreement, effective as
                 of December 31, 1997.
   !!!4.5        Third Amendment to the Credit Agreement, effective
                 May 15, 1998.
    **4.6        Fourth Amendment to the Credit Agreement, effective as
                 of December 1, 1998.
  ****4.7        Fifth Amendment to the Credit Agreement, effective as of
                 May 21, 1999.
 !!!!!4.8        Stockholders Agreement, dated as of April 18, 1997, among
                 the Registrant, Niagara Cold Drawn Corp., Michael J.
                 Scharf, The Prudential Insurance Company of America, The
                 Equitable Life Assurance Society of the United States and
                 United States Fidelity and Guaranty Company.
    **4.9        Amended and Restated Promissory Note, dated December 15,
                 1998, made by Gilbert D. Scharf in favor of Niagara
                 Corporation.
 ****4.10        Bank Facilities Agreement, dated May 21, 1999 between
                 National Westminster Bank Plc and Niagara LaSalle (UK)
                 Limited.
 ****4.11        Intercreditor Agreement, dated May 21, 1999, between
                 National Westminster Bank Plc, Niagara Corporation
                 and Niagara LaSalle (UK) Limited.
  ***10.1        Employment Agreement, dated as of January 1, 1999, by and
                 among Niagara Corporation, Niagara LaSalle Corporation
                 and Michael Scharf.
   **10.2        Employment Agreement, dated August 16, 1995, between
                 International Metals Acquisition Corporation,
                 Niagara Cold Drawn Corp. and Frank Archer.
   **10.3        Employment Agreement, dated August 16, 1995, between
                 International Metals Acquisition Corporation,
                 Niagara Cold Drawn Corp. and Raymond Rozanski.
    !10.4        Amended and Restated Promissory Note made by Southwest
                 Steel Company, Inc. in favor of the Cohen Family
                 Revocable Trust, u/t/a dated June 15, 1988, in the
                 principal amount of $898,000, dated January 31, 1996.
    !10.5        Guaranty, made by the Registrant in favor of the Cohen
                 Family Revocable Trust, u/t/a dated June 15, 1988,
                 dated January
                 31, 1996.
   !!10.6        International Metals Acquisition Corporation 1995 Stock
                 Option Plan.
 !!!!10.7        First Amendment to the International Metals Acquisition
                 Corporation 1995 Stock Option Plan, dated October 5, 1996.
   ++10.8        Second Amendment to the Niagara Corporation 1995 Stock
                 Option Plan, dated June 8, 1998.
   ++10.9        Niagara Corporation Employee Stock Purchase Plan.
  **10.10        First Amendment to Lease, dated May 4, 1998, between
                 Niagara LaSalle Corporation and North American
                 Royalties, Inc.
*****10.11       Sale of Business Agreement, dated April 16, 1999, between
                 Glynwed Steels Limited, Glynwed International
                 plc, Niagara LaSalle (UK) Limited and Niagara Corporation
*****10.12       Property Agreement, dated April 16, 1999, between Glynwed
                 Property Management Limited, Glynwed Properties Limited,
                 Niagara LaSalle (UK) Limited, Niagara Corporation and
                 Glynwed International plc.
*****10.13       Agreement For Lease of Unit 6-8 Eagle Industrial Estate,
                 dated April 16, 1999, between Glynwed Property Management
                 Limited, Glynwed Properties Limited, Niagara LaSalle (UK)
                 Limited and Niagara Corporation.
       27        Financial Data Schedule.
--------------------------
       + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
      ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July
           7, 1998.
     +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 1997.
       * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
           No. 33-64682.
      ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 1998.
     *** Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1998.
    **** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated June 4, 1999.
   ***** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.
       ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
      !! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
     !!! Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.
    !!!! Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
   !!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.

(b)        Reports on Form 8-K.

         The Registrant filed its Report on Form 8-K, dated June 4, 1999, reporting under Items 5 and 7 the closing of the acquisition of the Steel Bar Businesses and the financing arrangements with respect to such acquisition.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1999                 NIAGARA CORPORATION
                                         (Registrant)




                                      /s/ Michael Scharf
                                      -------------------------------
                                      Michael Scharf, President




Date: August 13, 1999                /s/ Raymond Rozanski
                                     --------------------------------
                                     Raymond Rozanski, Vice President
                                     and Treasurer



                               EXHIBIT INDEX


Exhibit No.                  Description                             Page No.
-----------                  -----------------------                 --------
     27                      Financial Data Schedule                   28