Form 10-Q
period 1999-09-30
NIAGARA CORP
filed 1999-11-15
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended September 30, 1999

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


                Delaware                                59-3182820
     ------------------------------                   ---------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


                             667 Madison Avenue
                          New York, New York 10021
                  ---------------------------------------
                  (Address of principal executive offices)

                               (212) 317-1000
                       ----------------------------
                          (Registrant's telephone
                        number, including area code)

                                    N/A
          -------------------------------------------------------
          (Former name, former address and former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Number of shares of Common Stock outstanding at September 30, 1999

      Common Stock, par value $.001 per share                9,049,746
      ---------------------------------------          ---------------------
                 (Class)                                (Number of Shares)



NIAGARA CORPORATION


INDEX TO SEPTEMBER 1999 FORM 10-Q

-------------------------------------------------------------------------------


                                                                                  PAGE
                                                                                  ----

PART I - FINANCIAL INFORMATION
  FINANCIAL STATEMENTS (UNAUDITED):
      NIAGARA CORPORATION
            BALANCE SHEETS....................................................        3
            STATEMENTS OF OPERATIONS..........................................      4-5
            STATEMENT OF STOCKHOLDERS' EQUITY.................................        6
            STATEMENTS OF CASH FLOWS..........................................        7
            NOTES TO FINANCIAL STATEMENTS.....................................     8-13

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS................................................    14-21

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................       21

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
     THE PRIVATE SECURITIES REFORM ACT OF 1995................................       22

PART II - OTHER INFORMATION...................................................       22

SIGNATURES....................................................................       27




                                                                      NIAGARA CORPORATION
                                                                         AND SUBSIDIARIES

                                                                           BALANCE SHEETS
=========================================================================================

                                                           December 31,    September  30,
                                                                   1998              1999(a)
-----------------------------------------------------------------------------------------
                                                                               (unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents                               $     440,654     $     978,044
  Trade accounts receivable, net of allowance for
    doubtful accounts of $789,000
    and $897,000                                             13,360,290        53,304,077
  Inventories                                                30,131,877        55,012,409
  Deferred income taxes                                         494,000           640,000
  Other current assets                                        1,446,130         5,342,388
-----------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                  45,872,951       115,276,918
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF
  $13,371,116 AND $19,027,010                                89,748,881       104,812,477
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF
$225,545 AND $283,694                                         2,099,593         2,041,444
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
AMORTIZATION OF $184,480
  AND $267,496                                                  590,520           507,504
INTANGIBLE PENSION ASSET                                        526,000           526,000
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF
$414,213 AND
  $542,273                                                      591,075           859,889
-----------------------------------------------------------------------------------------
                                                          $ 139,429,020     $ 224,024,232
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                        $  14,106,608     $  43,600,676
  Accrued expenses                                            6,555,103        15,417,086
  Current maturities of long-term debt                        4,797,209         5,522,407
-----------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                             25,458,920        64,540,169
  Long-term debt, less current maturities                    41,572,250        85,989,860
  Accrued pension cost                                        4,664,337         4,209,385
  Accrued post-retirement welfare benefits                    5,638,639         5,728,837
  Deferred income taxes                                       7,357,000         7,822,000
  Other noncurrent liabilities                                  207,331           145,110
-----------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                     84,898,477       168,435,361
-----------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value - 500,000 shares
    authorized; none outstanding                                      -                 -
  Common stock, $.001 par value - 15,000,000 shares
    authorized;
    9,997,455 issued                                              9,998             9,998
  Additional paid-in capital                                 50,111,675        50,111,675
  Retained earnings                                           8,384,835        11,652,970
  Accumulated other comprehensive income                     (1,076,000)         (941,670)
-----------------------------------------------------------------------------------------
                                                             57,430,508        60,832,973
  Treasury stock, at cost, 485,880 and 947,709 shares        (2,899,965)       (5,244,102)
-----------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                             54,530,543        55,588,871
-----------------------------------------------------------------------------------------
                                                          $ 139,429,020     $ 224,024,232
=========================================================================================

(a)  Includes the balance sheet of Niagara LaSalle (UK) Limited.

                            See accompanying notes to financial statements.

                                                                      NIAGARA CORPORATION
                                                                         AND SUBSIDIARIES

                                                                 STATEMENTS OF OPERATIONS
                                                                              (UNAUDITED)
=========================================================================================
Three months ended September 30,                               1998                  1999
-----------------------------------------------------------------------------------------
NET SALES                                          $     47,813,680       $    75,718,037
COST OF PRODUCTS SOLD                                    40,284,096            65,105,971
-----------------------------------------------------------------------------------------
    GROSS PROFIT                                          7,529,584            10,612,066
OPERATING EXPENSES:
  Selling, general and administrative                     4,316,712             7,385,339
-----------------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                              3,212,872             3,226,727
OTHER INCOME (EXPENSE):
  Interest income                                             8,240                 7,524
  Interest expense                                         (958,442)           (1,792,783)
  Other income                                               66,360                 3,040
-----------------------------------------------------------------------------------------
      INCOME BEFORE TAXES                                 2,329,030             1,444,508
TAXES ON INCOME                                             885,000               528,000
NET INCOME                                         $      1,444,030       $       916,508
-----------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                         $            .15       $           .10
-----------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                       $            .14       $           .10
-----------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                   9,890,616             9,443,660
  DILUTED                                                10,237,091             9,443,660
=========================================================================================

                                See accompanying notes to financial statements.




                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES

                                                                  STATEMENTS OF OPERATIONS
                                                                               (UNAUDITED)
==========================================================================================

Nine months ended September 30,                        1998                       1999 (a)
------------------------------------------------------------------------------------------
NET SALES                                    $  165,834,123              $    186,716,649
COST OF PRODUCTS SOLD                           140,872,652                   160,874,036
------------------------------------------------------------------------------------------
    GROSS PROFIT                                 24,961,471                    25,842,613
OPERATING EXPENSES:
  Selling, general and
    administrative                               12,595,861                    16,885,651
------------------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                     12,365,610                     8,956,962
OTHER INCOME (EXPENSE):
  Interest income                                   165,305                        22,285
  Interest expense                               (3,259,595)                   (3,770,622)
  Other income                                      181,537                        77,510
------------------------------------------------------------------------------------------
      INCOME BEFORE TAXES                         9,452,857                     5,286,135
TAXES ON INCOME                                   3,685,000                     2,018,000
------------------------------------------------------------------------------------------
NET INCOME                                   $    5,767,857              $      3,268,135
------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                   $          .58              $            .35
------------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                 $          .55              $            .34
------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                           9,961,835                     9,469,472
  DILUTED                                        10,399,182                     9,521,111
==========================================================================================

(a)  Includes the results of Niagara LaSalle (UK) Limited from May 22,
     1999.

                            See accompanying notes to financial statements.





                                                                                                                NIAGARA CORPORATION
                                                                                                                   AND SUBSIDIARIES

                                                                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                        (UNAUDITED)
===================================================================================================================================
Nine Months ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------






                        Common Stock                                             Accumulated other
                      Number of                 Additional        Retained        comprehensive     Treasury stock
                       shares   Amount       paid-in capital      earnings           income           at cost            Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
JANUARY 1, 1999      9,997,455 $9,998         $50,111,675        $8,384,835        $(1,076,000)    $(2,899,965)        $54,530,543
Net income for the
period                   -       -                  -             3,268,135              -               -               3,268,135

Foreign Currency
Translation Adjustments
 (Note 2)                -       -                  -                  -               134,330           -                 134,330

Purchase of treasury
stock, at cost (a)       -       -                  -                  -                 -          (2,344,137)         (2,344,137)
===================================================================================================================================
BALANCE,
SEPTEMBER 30, 1999   9,997,455 $9,998         $50,111,675        $11,652,970        $(941,670)     $(5,244,102)        $55,588,871
===================================================================================================================================

(a)  During the nine months ended September 30, 1999, Niagara Corporation repurchased 461,829 shares of its Common Stock at a cost of $2,344,137. The shares repurchased are held as treasury stock.

                                                                                    See accompanying notes to financial statements.




                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES

                                         NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                              SEPTEMBER 30, 1999 AND FOR THE PERIODS ENDED
==========================================================================================
Nine months ended September 30,                                   1998            1999 (a)
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   5,767,857        $ 3,268,135
------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by
    (used in) operating activities:
      Depreciation and amortization                          4,968,615          5,912,011
      Accrued post-retirement welfare benefits              (3,175,793)            90,198
      Provision for doubtful accounts                           76,905            106,896
      Deferred income taxes                                  1,015,526            234,000
      Accrued pension costs                                    545,410           (454,952)
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable          2,462,433        (39,046,793)
         Decrease (increase) in inventories                  2,064,256         (2,814,500)
         Decrease (increase) in other assets, net              389,290         (3,644,131)
         Increase (decrease) in trade accounts
           payable and accrued
           expenses                                         (3,343,933)        29,673,262
------------------------------------------------------------------------------------------
        TOTAL ADJUSTMENTS                                    5,002,709         (9,944,009)
------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES 10,770,566         (6,675,874)
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of amount to Quanex                               (1,371,000)                 -
  Acquisition of U.K. steel bar businesses                           -        (29,443,773)
  Acquisition of fixed assets                               (5,264,011)        (5,514,713)
------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES               (6,635,011)       (34,958,486)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       -         44,515,887
  Repayment of long-term debt                              (13,583,727)                 -
  Payments to acquire treasury stock                        (2,020,430)        (2,344,137)
------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES (15,604,157)        42,171,750
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (11,468,602)           537,390
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              13,207,077            440,654
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   1,738,475        $   978,044
==========================================================================================

(a)  Includes the cash flows of of Niagara LaSalle (UK) Limited from May
     22, 1999.
                                See accompanying notes to financial statements.



                                                            NIAGARA CORPORATION
                                                               AND SUBSIDIARIES

                              NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                   SEPTEMBER 30, 1999 AND FOR THE PERIODS ENDED
===============================================================================


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

    2.    FOREIGN CURRENCY         Niagara LaSalle (UK) Limited ("Niagara UK"),
          TRANSLATION AND          an English  company and a  subsidiary of
          TRANSACTIONS             Niagara Corporation ("Niagara"), uses
                                   British pounds sterling ("(pound)") as its functional currency. Assets and liabilities of this subsidiary are translated from British pounds sterling to United States dollars at the exchange rate in effect on September 30, 1999. Statement of operations accounts are translated at the average rate of exchange from May 22, 1999 to September
                                   30, 1999. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".
                                   Gains and losses resulting from foreign
                                   currency transactions are included in "Other income (expense)".

3.   ACQUISITION OF                On April 18, 1997, Niagara LaSalle
     LASALLE                       Corporation (formerly  Niagara
                                   Cold Drawn Corp.) ("Niagara LaSalle"), a subsidiary of Niagara, purchased from Quanex
                                   Corporation ("Quanex") all of the
                                   outstanding shares of capital stock of
                                   LaSalle Steel Company ("LaSalle," and
                                   together with Niagara LaSalle, "Niagara
                                   US"), one of the largest domestic producers of cold drawn steel bars. (Niagara, Niagara
                                   US and Niagara UK are collectively referred to as the "Company".) In consideration for the sale of such shares, Niagara LaSalle paid Quanex $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997.
                                   Niagara LaSalle also paid Quanex an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1, 1997 through April 18, 1997.

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

                                   The acquisition of LaSalle and the
                                   refinancing of existing Niagara LaSalle
                                   indebtedness was financed (i) by borrowings under a revolving credit and term loan agreement with Niagara US (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan and
                                   (ii) with proceeds from the sale of
                                   $20,000,000 aggregate principal amount of
                                   12.5% senior subordinated notes of Niagara
                                   LaSalle due April 18, 2005 (the
                                   "Subordinated Notes"). In connection with the subordinated debt portion of this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock.

    4. ACQUISITION OF THE          On May 21, 1999, pursuant to a Sale of
       STEEL BAR                   Business Agreement dated April 16,
       BUSINESSES                  1999 among Niagara, Niagara UK, Glynwed
       OF GLYNWED STEELS           International plc, an English company
       LIMITED                     ("Glynwed"), and Glynwed Steels Limited,
                                   an English company and a subsidiary of
                                   Glynwed ("Glynwed Steels"), Niagara UK
                                   purchased the equipment, inventory and
                                   certain other assets of the steel bar
                                   businesses of Glynwed Steels. In
                                   consideration for the sale of such assets, Niagara UK paid Glynwed Steels
                                   (pound)21,202,000 (approximately $34
                                   million) in cash at the closing, (pound)
                                   3,015,500 (approximately $4.9 million) of which was returned to Niagara UK during the third quarter of 1999 as an adjustment to reflect the value of the net assets transferred. These steel bar businesses, which are engaged in hot rolling, cold finishing and distribution, consist of the following unincorporated trading units:
                                   Ductile Hot Mill, Dudley Port Rolling Mills,
                                   GB Steel Bar, George Gadd & Company,
                                   Longmore Brothers, Macreadys, Midland
                                   Engineering Steels and W Wesson.

                                   In connection with the execution of this Sale of Business Agreement, Niagara and Niagara UK entered into property agreements with subsidiaries of Glynwed calling for the lease or sublease by Niagara UK of 10 operating facilities and the assignments of 5 sales office leases. Pursuant to these property and related agreements (i) the initial term of the lease is 10 years for 9 of the operating facilities and 5 years for the remaining operating facility at aggregate rents of (pound)50,000 (approximately $80,000) for the first two years; (pound)850,000 (approximately
                                   $1.3 million) for years 3-6; and (pound)
                                   1,000,000 (approximately $1.6 million) for years 7-10, (ii) each operating facility lease can be terminated by Niagara UK on one year's notice and (iii) Niagara UK has the option to purchase any or all of the 7 primary operating facilities at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately $15.1 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

                                   The purchase of the U.K. steel bar
                                   businesses was financed by (i) borrowings under a bank facilities agreement entered into on May 21, 1999 by Niagara UK providing for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)
                                   9.8 million (approximately $15.7 million) three-year revolving credit facility, (ii) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK, (iii) a (pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK and (iv) a (pound)2.5 million (approximately $4 million) short-term loan from Niagara to Niagara UK. The equity investment and subordinated and short-term loans were financed by borrowings under a revolving credit and term loan agreement dated
                                   April 18, 1997, as amended, with Niagara US
                                   (see Note 3).

                                   On August 23, 1999, Niagara UK entered into a three-year Invoice Discounting Agreement with Lombard Natwest Discounting Limited providing for up to (pound)20 million (approximately $32.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by such institution. In connection with the execution of this agreement, the revolving credit facility under Niagara UK's bank facilities agreement was reduced to (pound)4.9 million (approximately $7.9 million).

                                   Pro forma results of operations, assuming the acquisition of the U.K. steel bar businesses had occurred on January 1, 1998 are unaudited and detailed below. Pro forma adjustments primarily include reductions in depreciation and amortization based on changes in the useful lives of the assets acquired, additional interest expense relating to the debt incurred in connection with the acquisition, and changes in rent expense based on property leases entered into in connection with the acquisition.



                                                          September 30,   September 30,
                          Nine Months ended                        1998            1999
                          -------------------------------------------------------------
                          Net Sales                        $314,705,154    $247,005,829
                          Net Income (Loss)                  $8,266,150    $ (2,610,576)
                          Net Income (Loss) per share              $.83           $(.28)
                          (basic)

                          Net Income (Loss) per share              $.79           $(.28)
                          (diluted)
                          -------------------------------------------------------------


    5. INVENTORIES        Inventories consisted of the following:

                                                           December 31,   September 30,
                                                                   1998            1999
                                                    -----------------------------------
                          Raw materials                     $ 7,824,023     $19,978,199
                          Work-in-process                     4,588,895       7,120,790
                          Finished goods                     17,718,959      27,913,420
                                                    -----------------------------------
                                                            $30,131,877     $55,012,409
                        ===============================================================

                       At September 30, 1999, inventories totaling $34,945,170 and owned by Niagara US are stated using the LIFO method and inventories totaling $20,067,239 and owned by Niagara UK are stated using the FIFO method.

    6. COLLECTIVE      On July 19, 1998,  following a nine-week  strike,
       BARGAINING      the hourly workers at the Company's Hammond, Indiana
       AGREEMENT       facility voted to accept a new three-year collective
                       bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other post-retirement benefits. The net effect of these curtailments for the three and nine months ended
                       September 30, 1998 was to increase net income by $1,065,069 for such periods.

    7. CONTINGENCIES   Niagara US and Niagara UK are subject to
                       environmental laws and regulations concerning, among other things, water and air emissions and waste disposal. Under applicable laws, including the Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980 as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs incurred through September 30, 1999 have been largely covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position.

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

    8. SEGMENTS AND    Niagara operates in two reportable segments:  (i)
       RELATED         Niagara US which has operations in the United
       INFORMATION     States and (ii) Niagara UK which has operations in
                       the United Kingdom. Niagara operates these segments as separate strategic business units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency. Assets and liabilities are translated at the exchange rate in effect on September 30, 1999. Statement of operations accounts are translated at the average rate of exchange from May 22, 1999 to September 30, 1999.

                       The following table sets forth certain
                       performance and other information by reportable segment. Performance information for Niagara UK reflects the results from May 22, 1999.

                       -------------------------------------------------------------
                                                          Niagara US      Niagara UK
                       -------------------------------------------------------------
                       Three months ended September 30, 1999
                       -------------------------------------------------------------
                       Net Sales                       $  44,060,507   $  31,657,530

                       Segment Profit (EBITDA)         $   3,925,215   $   1,969,176

                       Nine months ended September 30, 1999
                       -------------------------------------------------------------
                       Net Sales                       $ 140,809,884   $  45,906,765

                       Segment Profit (EBITDA)         $  14,154,886   $   2,228,165

                       Segment Assets                  $ 147,298,070   $  73,715,382
                       -------------------------------------------------------------
                       Prior to the  acquisition of the U.K.  steel bar  businesses, the Company had one segment as all of its operations were in the United States.



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

      On May 21, 1999, Niagara UK purchased the equipment, inventory and certain other assets of the steel bar businesses of Glynwed Steels. These businesses (consisting of Ductile Hot Mill, Dudley Port Rolling Mills, GB
Steel Bar, George Gadd & Company, Longmore Brothers, Macreadys, Midland
Engineering Steels and W Wesson) are engaged in hot rolling, cold finishing and distribution and represent the largest independent steel bar concern in the United Kingdom.


RESULTS OF OPERATIONS

      During the second half of 1998 and through the second quarter of 1999, the Company's U.S. and U.K. operations experienced competitive pressures due to a marked decline in prices and weakened demand for their products. Management believes that such developments were due to overcapacity in the industry and the continuation of low-priced imports, primarily from Asia and Eastern European countries. Although demand for the Company's products in the U.S. began to strengthen modestly during the third quarter of 1999, prices remained weak for the quarter. In addition, Niagara UK's export business was negatively impacted as a result of the continued high value of the British Pound.

      The results of operations for the quarter and nine months ended
September 30, 1999 include the results of Niagara UK from May 22, 1999.

Three Months ended September 30, 1999 compared with September 30, 1998

      Net sales for the three months ended September 30, 1999 were $75,718,037, representing an increase of $27,904,357, or 58.4%, over the same period in 1998. This increase was attributable to the inclusion of $31,657,530 of Niagara UK sales, which was offset in part by a decrease in sales from U.S. operations due to weakened demand for products and a decline in prices.

      Cost of sales for the three months ended September 30, 1999 increased by $24,821,875 to $65,105,971, representing an increase of 61.6% over the same period in 1998. This increase was primarily attributable to the inclusion of $26,495,386 of Niagara UK's cost of products sold, which was offset in part by reduced raw material costs as a result of the lower sales volume and, to a lesser extent, reduced operating costs in the U.S.

      Gross margins for the three months ended September 30, 1999 decreased by 1.7% over the same period in 1998, due to the decline in prices which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products.

      Selling, general and administrative expenses for the three months ended September 30, 1999 increased by $3,068,627 to $7,385,339, or 9.8% of sales, compared to 9.0% of sales for the same period in 1998. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of $3,774,751 of Niagara UK's expenses for the quarter, which was offset in part by reduced selling, general, administration expenses from the Company's U.S. operations due to their decrease in sales.

      Net interest expense for the three months ended September 30, 1999 increased by $835,057 to $1,785,259, due primarily to increased levels of borrowing resulting from the acquisition of the U.K. steel bar businesses.

      Net income for the three months ended September 30, 1999 was $916,508, a decrease of $527,522, or 36.5%, as compared to the net income for the three months ended September 30, 1998. This decrease resulted primarily from the marked decline in prices and weakened demand for the Company's products. Net income for the three months ended September 30, 1999 included income of $390,887 at Niagara UK for the period. Net income for the quarter ended September 30, 1998 included $1,065,069 as a result of a curtailment of certain post retirement welfare benefits and pension costs attributable to U.S. operations.

Nine Months ended September 30, 1999 compared with September 30, 1998

      Net sales for the nine months ended September 30, 1999 were $186,716,649, representing an increase of $20,882,526, or 12.6%, over the same period in 1998. This increase was attributable to the inclusion of $45,906,765 of Niagara UK sales, which was offset in part by a decrease in sales from US operations due to weakened demand for products and a decline in prices.

      Cost of sales for the nine months ended September 30, 1999 increased by $20,001,384 to $160,874,036, representing an increase of 14.2% over the same period in 1998. This increase was primarily attributable to the inclusion of $39,139,324 of Niagara UK's cost of products sold, which was offset in part by reduced raw material costs as a result of the lower sales volume and, to a lesser extent, reduced operating costs in the U.S.

      Gross margins for the nine months ended September 30, 1999 decreased by 1.2% over the same period in 1998, due to the decline in prices, which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products.

      Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by $4,289,790 to $16,885,651, or 9.0% of sales, compared to 7.6% of sales for the same period in 1998. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of $5,278,660 of Niagara UK's expenses for the period, which was offset in part by reduced selling, general, administration expenses from the Company's U.S. operations due to their decrease in sales.

      Net interest expense for the nine months ended September 30, 1999 increased by $654,047 to $3,748,377. This increase was due primarily to increased levels of borrowings from the acquisition of the U.K. steel bar businesses.

      Net income for the nine months ended September 30, 1999 was $3,268,135, a decrease of $2,499,722, or 43.3%, as compared to the net income for the nine months ended September 30, 1998. This decrease resulted primarily from the marked decline in prices and weakened demand for the Company's products during the period. Net income for the nine months ended
September 30, 1999 included income of $374,160 at Niagara UK for the period
May 22 through September 30, 1999. Net income for the nine months ended
September 30, 1998 included $1,065,069 as a result of a curtailment of certain post retirement welfare benefits and pension costs attributable to U.S. operations.

      On a pro forma basis, and as disclosed in Note 4 to the financial statements, net loss for the nine months ended September 30, 1999 would have been $2,610,576 compared to net income of $8,266,150 for the same period in 1998. This decrease is attributable to reduced sales of approximately $67,700,000 and an inventory adjustment of approximately
$5,700,000 to estimated net realizable value at the U.K. steel bar businesses during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 1999 totaled $5,514,712 as compared to $5,264,011 for the same period in 1998. This increase in expenditures was largely due to the purchase of production equipment and certain leasehold improvements.

      Cash flows used in operations were $6,675,874 for the nine months ended September 30, 1999, a decrease of $17,446,440 as compared to cash flows provided by operations of $10,770,566 for the same period in 1998.
This decrease is attributable primarily to a decrease in net income of $2,499,722 and an increase in accounts receivable of $39,046,793
($35,111,922 attributable to Niagara UK), which was offset in part by an increase in accounts payable and accrued expenses of $29,961,525
($25,352,240 attributable to Niagara UK), largely resulting from the acquisition of the U.K. steel bar businesses. At September 30, 1999, the Company had $978,044 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes.

      On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (the
"Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"),
CIBC Inc., National City Bank, National Bank of Canada and the Prudential
Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 three-year revolving credit facility and a $40,000,000 eight-year term loan. The obligations of Niagara US under the Credit
Agreement are guaranteed by Niagara and Niagara UK and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

      Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2000. Interest on such loans is payable in monthly installments and is either 175 basis points above the LIBOR rate (for a period specified by Niagara LaSalle from time to time) or M&T's prime rate plus 25 basis points.

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of September 30, 1999.

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

      On March 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara
Common Stock in open market and privately negotiated transactions. On
October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds, borrowings under the Company's revolving credit facilities or advances under the Company's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of September
30, 1999, Niagara had repurchased 947,709 shares of its Common Stock at a cost of $5,244,102, of which 461,829 shares were repurchased at a cost of $2,344,137 during the nine months ended September 30, 1999.

      On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National
Westminister Bank Plc ("National Westminister") providing for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility.
The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster
(respectively, the "Term Letter of Credit" and the "Revolving Letter of
Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 3% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

      Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on April 30, 2006. The principal repayment installments on the term loan escalate throughout its term. Revolving credit loans made pursuant to the Facilities
Agreement are based upon a percentage of eligible inventory and will mature on May 21, 2002. Interest of the term and revolving credit loans under the Facilities Agreement accrue at the LIBOR rate (for periods specified by Niagara UK from time to time) plus 15 basis points and is payable at the conclusion of such interest periods.

      On August 23, 1999, Niagara UK entered into a three-year Invoice
Discounting Agreement (the "Discount Agreement") with Lombard Natwest
Discounting Limited ("Lombard") providing for up to (pound)20 million
(approximately $32.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by Lombard. Interest on such advances accrues at the National Westminister base rate plus 2.25%. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving
Letter of Credit and the revolving credit facility under the Facilities
Agreement were reduced to (pound)4.9 million (approximately $7.9 million).

      The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of September 30, 1999.

      The purchase of the U.K. steel bar businesses was also financed pursuant to (i) a (pound)3.75 million (approximately $6 million) equity investment (the "Equity Investment") by Niagara in Niagara UK, (ii) a
(pound)3.75 million (approximately $6 million ) subordinated loan from Niagara to Niagara UK which accrues interest at 7.5% per annum (the
"Subordinated Loan") and (iii) a (pound)2.5 million (approximately $4 million) non-interest bearing short-term loan from Niagara to Niagara UK
(the "Short-Term Loan"). The Equity Investment, the Subordinated Loan and the Short-Term Loan were financed by borrowings under the Credit Agreement.
The Short-Term Loan was repaid during the third quarter of 1999.

       In connection with the execution of the Facilities and Discount
Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things (i) restricts the payment of dividends in respect of the Niagara UK shares, (ii) prohibits the repayment of the Subordinated
Loan until after the discharge of all of Niagara UK's liabilities under the Facilities and Discount Agreements and (iii) permits the repayment of the Short-Term Loan upon demand unless payments of principal or interest under the Facilities and Discount Agreements are owing, certain financial covenants in these agreements have not been met or an event of default thereunder has occurred and is continuing.

       At September 30, 1999, the Company had borrowed or been advanced
$41,552,910 under its revolving credit facilities and the Discount
Agreement and had approximately $22,500,000 in available credit thereunder, and the outstanding balance of its term loans was $49,151,262. Working capital of the Company at September 30, 1999 was $50,736,749 as compared to $20,414,031 on December 31, 1998.


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

        Based on current assessments, management does not expect that total costs associated with the Company's Year 2000 program will be material to the Company's results of operations. The Company has budgeted an additional
$50,000 on Year 2000 remediation through 1999.

Information Technology

      In 1998, the Company upgraded its internal computer systems in four of its five plants in the U.S. at a cost of approximately $1,000,000. This upgrade allowed Niagara US to centralize all of its internal business functions. Based on assurances from the manufacturers of the upgraded system's hardware and software and independent tests performed by the Company's personnel, management does not expect that this system will suffer any interruption or performance degradation as a result of the Year
2000.

      The Company's U.K. operations have undertaken an assessment of their internal computer systems. Replacements and upgrades required as a result of the Year 2000 have been substantially completed. Based on suppliers' warranties and standardized confirmation testing in the U.K., management does not anticipate any significant Year 2000 compliance failures or performance degradations.

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

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads) and exchange rate variability. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities
Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Interest on revolving credit loans made pursuant to such agreement accrues at either 175 basis points above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 25 basis points. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the LIBOR rate (for a period specified by Niagara UK from time to time) plus 15 basis points.
Interest on advances under the Discount Agreement accrues at National
Westminster's base rate plus 2.25%. Management attempts to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement.

       The Company sells its products primarily to customers in North America and Europe. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. Revenues from sales by Niagara US are collected exclusively in U.S. dollars.

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


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Under applicable laws, including the Comprehensive Environmental
Response, Compensation and Liability Act of 1980, as amended ("CERCLA"),
Niagara US and Niagara UK may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites.
Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At three of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which awaits administrative and judicial approval. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through September 30, 1999.
Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN  SECURITIES AND USE OF PROCEEDS.

               Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

               Not applicable.

ITEM 5. OTHER INFORMATION.

               Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) EXHIBITS

  +3.1      Registrant's Restated Certificate of Incorporation, as amended on
            May 16, 1996.
  *3.2      Registrant's By-laws.
  *4.1      Form of Common Stock Certificate.
!!!!!4.2    Revolving Credit and Term Loan Agreement, dated as of April 18,
            1997, by and among Niagara Cold Drawn Corp., LaSalle Steel Company,
            Manufacturers and Traders Trust Company (individually and as
            Agent), CIBC Inc. and National City Bank (the "Credit Agreement").
+++4.3      First Amendment to the Credit Agreement, dated as of September 4,
            1997.
+++4.4      Second Amendment to the Credit Agreement, effective as of December
            31, 1997.
 !!!4.5     Third Amendment to the Credit Agreement, effective May 15, 1998.
 **4.6      Fourth Amendment to the Credit Agreement, effective as of December
            1, 1998.
****4.7     Fifth Amendment to the Credit Agreement, effective as of May 21,
            1999.
!!!!!4.8    Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States Fidelity
            and Guaranty Company.
 **4.9      Amended and Restated Promissory Note, dated December 15, 1998, made by Gilbert D. Scharf in favor of Niagara Corporation.
****4.10    Bank Facilities Agreement, dated May 21, 1999 between National
            Westminster Bank Plc and Niagara LaSalle (UK) Limited.
****4.11    Intercreditor Agreement, dated May 21, 1999, between National
            Westminster Bank Plc, Niagara Corporation and Niagara LaSalle (UK)
            Limited.
  4.12      Invoice Discounting Agreement, dated August 23, 1999, between
            Niagara LaSalle (UK) Limited and Lombard Natwest Discounting
            Limited.
  4.13      Intercreditor Agreement, dated August 23, 1999, between Lombard
            Natwest Discounting Limited, Niagara Corporation and Niagara
            LaSalle (UK) Limited.
  4.14      Deed of Priority, dated August 23, 1999, between Lombard
            Natwest Discounting Limited, National Westminster Bank Plc,
            Manufacturers and Traders Trust Company, Niagara LaSalle (UK)
            Limited and Niagara Corporation.
***10.1     Employment Agreement, dated as of January 1, 1999, by and
            among Niagara Corporation, Niagara LaSalle Corporation and Michael
            Scharf.
** 10.2     Employment Agreement, dated August 16, 1995, between International
            Metals Acquisition Corporation, Niagara  Cold Drawn Corp. and
            Frank Archer.
** 10.3     Employment Agreement, dated August 16, 1995, between International
            Metals Acquisition Corporation, Niagara Cold Drawn Corp. and
            Raymond Rozanski.
 !10.4      Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable
            Trust, u/t/a dated June 15, 1988, in the principal amount of
            $898,000, dated January 31, 1996.
 !10.5      Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated January
            31, 1996.
 !!10.6     International Metals Acquisition Corporation 1995 Stock Option
            Plan.
!!!!10.7    First Amendment to the International Metals Acquisition Corporation
            1995 Stock Option Plan, dated October 5, 1996.
++10.8      Second Amendment to the Niagara Corporation 1995 Stock Option Plan,
            dated June 8, 1998.
++10.9      Niagara Corporation Employee Stock Purchase Plan.
** 10.10    First Amendment to Lease, dated May 4, 1998, between Niagara
            LaSalle Corporation and North American Royalties, Inc.
*****10.11  Sale of Business Agreement, dated April 16, 1999, between Glynwed
            Steels Limited, Glynwed International plc, Niagara LaSalle (UK)
            Limited and Niagara Corporation
*****10.12  Property Agreement, dated April 16, 1999, between Glynwed Property
            Management Limited, Glynwed Properties Limited, Niagara LaSalle
            (UK) Limited, Niagara Corporation and Glynwed International plc.
*****10.13  Agreement For Lease of Unit 6-8 Eagle Industrial Estate, dated
            April 16, 1999, between Glynwed Property Management Limited,
            Glynwed Properties Limited, Niagara LaSalle (UK) Limited and
            Niagara Corporation.
    27      Financial Data Schedule.

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


(b)     Reports on Form 8-K.


            On August 4, 1999, the Registrant filed an amendment to its Report on Form 8-K, dated June 4, 1999, reporting under Item 7 the financial statements and pro forma financial information required in connection with the acquisition of the steel bar businesses of Glynwed
      Steels.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1999          NIAGARA CORPORATION
                                 -------------------
                                     (Registrant)




                                 /s/ Michael Scharf
                                 ----------------------------------------------
                                 Michael Scharf, President




Date: November 12, 1999          /s/ Raymond Rozanski
                                 ----------------------------------------------
                                 Raymond Rozanski, Vice President and Treasurer




                                    EXHIBIT INDEX


Exhibit No.            Description                                    Page No.
-----------            -----------                                    --------

4.12            Invoice Discounting Agreement, dated August
                23, 1999, between Niagara LaSalle (UK) Limited and
                Lombard Natwest Discounting Limited.

4.13 Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited,
                Niagara Corporation and Niagara LaSalle (UK) Limited.

4.14            Deed of Priority, dated August 23, 1999, between
                Lombard Natwest Discounting Limited, National
                Westminster Bank Plc, Manufacturers and Traders
                Trust Company, Niagara LaSalle (UK) Limited and
                Niagara Corporation.


27              Financial Data Schedule


