Form 10-K
period 1999-12-31
NIAGARA CORP
filed 2000-03-30
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                                                        OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                       Commission file number 0-22206

                            NIAGARA CORPORATION
                            -------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     59-3182820
                --------                                     ----------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 667 MADISON AVENUE, NEW YORK, NEW YORK                         10021
 --------------------------------------                         -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      ZIP CODE

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 317-1000
      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  COMMON STOCK, PAR VALUE $.001 PER SHARE

           INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__.
           INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL
NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE
PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO__.
           AS OF MARCH 24, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $28,102,734 (ASSUMES THE REGISTRANT'S OFFICERS, DIRECTORS AND ALL STOCKHOLDERS
HOLDING 5% OF OUTSTANDING SHARES ARE AFFILIATES).
           THERE WERE 8,738,246 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 24, 2000.
           DOCUMENTS INCORPORATED BY REFERENCE: THE ITEMS COMPRISING PART III HEREOF (ITEMS 10, 11, 12 AND 13) ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS OR WILL BE FILED BY AMENDMENT TO THIS FORM 10-K.




                                   PART I

ITEM 1.         BUSINESS.

CORPORATE HISTORY

           Niagara Corporation ("Niagara") was organized on April 27, 1993 as a Delaware corporation under the name International Metals Acquisition Corporation. When formed, its objective was to acquire an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry. Between 1995 and 1999, Niagara completed acquisitions of three cold finished steel bar producers in the United States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars. These acquisitions were financed with proceeds from Niagara's initial public offering and bank and subordinated debt financings. See Notes 2 and 3 to the Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Since they were acquired by Niagara, these businesses have invested more than $22 million in capital expenditures to modernize, improve and expand their facilities, machinery and equipment.

           On August 16, 1995, Niagara purchased for $10,744,045 in cash all of the outstanding shares of Niagara Cold Drawn Corp., which subsequently changed its name to Niagara LaSalle Corporation ("Niagara LaSalle"). With plants in Buffalo, New York and Chattanooga, Tennessee, Niagara LaSalle was an established cold finished steel bar producer in the northeast and southeast regions of the United States.

           On January 31, 1996, Niagara LaSalle purchased all of the outstanding shares of Southwest Steel Company, Inc. ("Southwest"), the leading cold drawn steel producer servicing the southwest region of the United States. As consideration for such shares, Niagara LaSalle paid $1,920,000 in cash and $1,156,773 principal amount of Niagara LaSalle promissory notes guaranteed by Niagara. In connection with this acquisition, Niagara LaSalle discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest indebtedness. During 1996, Southwest completed construction of a new plant in Midlothian, Texas and relocated its Tulsa, Oklahoma operations to this new facility. On November 1, 1996, Southwest was merged into Niagara LaSalle. On November 24, 1997, Niagara LaSalle paid $525,000 to the former Southwest stockholders in full satisfaction of all amounts owing under the $1,156,773 principal amount of promissory notes issued to such individuals in connection with the acquisition.

           On April 18, 1997, Niagara LaSalle purchased from Quanex Corporation ("Quanex") all of the outstanding shares of LaSalle Steel Company ("LaSalle," and together with Niagara LaSalle, "Niagara US"), which has plants in Hammond and Griffith, Indiana. In consideration for the sale of such shares, Niagara LaSalle paid Quanex $65,500,000 in cash at the closing and an additional $1,371,000, which amount was paid on January 26, 1998, based on changes in LaSalle's stockholder's equity between October 31, 1996 and March 31, 1997. Niagara LaSalle also paid Quanex an amount based on cash activity in the intercompany account between Quanex and LaSalle from April 1 through April 18, 1997. The acquisition of LaSalle gave Niagara LaSalle a strong market position in the midwest region of the United States and broadened Niagara LaSalle's product range by adding thermal treated and chrome plated bars. With this acquisition, Niagara US became the largest independent producer of cold drawn steel bars in the United States.

           On May 21, 1999, Niagara LaSalle (UK) Limited ("Niagara UK," and together with Niagara and Niagara US, the "Company"), a newly formed English company and subsidiary of Niagara, purchased the equipment, inventory and certain other assets of the eight steel bar businesses of Glynwed Steels Limited ("Glynwed Steels"), an English company and a subsidiary of Glynwed International plc ("Glynwed"). In consideration for the sale of such assets, Niagara UK paid Glynwed Steels (pound)21,202,000 (approximately $34 million) in cash at the closing, (pound)3,015,500 (approximately $4.9 million) of which was returned to Niagara UK during the third quarter of 1999 as an adjustment to reflect the value of the net assets transferred. These businesses are engaged in hot rolling, cold finishing and distribution and represent the largest independent steel bar concern in the United Kingdom.

           The Company has announced a restructuring plan for its hot rolling operations in the United Kingdom. Under the plan, Niagara UK will close its Ductile Hot Mill facility in Willenhall, transfer most of the production from this facility to its W Wesson facility in Moxley (which has been renamed Ductile Wesson), and invest approximately $1.6 million in its remaining hot rolling businesses. The Company has also determined to consolidate certain additional U.K. operations. These restructurings are scheduled to be completed during 2000 and are expected to expand Niagara UK's product range, improve its product quality and enhance its customer service capabilities.

PRODUCTS

Niagara US

           Following the acquisition of LaSalle, Niagara US became the largest independent producer of cold drawn steel bars in the United States. This acquisition brought to Niagara a technological leader in the development of specialized cold drawn steel products. LaSalle, which has obtained numerous foreign and domestic patents throughout its history, pioneered the large drawbenches commonly used in cold finishing today and developed the principle of stress-relieving cold finished steel bars.

           The manufacture of cold drawn steel bars involves several steps. Hot rolled steel bars are cleaned of mill scale by a process that involves shotblasting the surface of the bars with hardened steel shot. After shotblasting, the bars are mechanically drawn, or pulled, through a tungsten carbide die containing an orifice one-sixteenth of an inch smaller in cross-section than the size of the hot rolled bar. Drawing the hot rolled steel bar in this manner elongates the bar and creates a quality micro-finished surface. The bars are then cut to length and straightened. As an additional step, bars may be turned and/or ground to very close tolerance levels. This process produces steel bars with (i) a smooth and shiny surface, (ii) uniform shape, with close size tolerance, (iii) enhanced strength characteristics and (iv) improved machinability. These characteristics are essential for many industrial applications.

           Niagara US manufactures round bars, ranging from 1/4 inch to 6 inches in diameter, and rectangular, square and hexagonal bars in a variety of sizes, the majority of which are drawn in sizes 1/4 inch to 6 inches thick and up to 15 inches wide. The bars are produced in lengths from 10 to 20 feet, with most being 10 to 12 feet in length. Niagara US's products include (i) cold drawn bars which are used in machining applications, automotive and appliance shafts, screw machine parts and machinery guides,
(ii) turned, ground and polished bars which are used in precision shafting and (iii) drawn, ground and polished bars which are used in chrome-plated hydraulic cylinder shafts.

           Niagara US employs a number of advanced processing techniques in the manufacture of value-added steel bars including thermal treatment and chrome plating. In addition to cold drawn bars, Niagara US's products include (i) custom-cut bars shipped on a "just-in-time" basis which are used in steering columns and shock absorbers, (ii) stress- relieved bars which are used in high strength shafting, gears and drive mechanisms, (iii) quench and tempered bars which are used in high strength bolting and high impact rod cylinders and (iv) chrome-plated bars which are used in hydraulic and pneumatic cylinders.

           During 2000, Niagara US will add a new quench and tempering line to its Hammond facility and a new continuous shape straightening and weighing line to its Buffalo plant. Management expects this new equipment to increase capacity and improve the quality and efficiency of Niagara US's operations.

Niagara UK

           With the acquisition of the eight U.K. steel bar businesses in May 1999, Niagara UK became the largest independent steel bar producer in the United Kingdom with hot rolling, cold finishing and distribution operations. These operations represented 51%, 27% and 22%, respectively, of Niagara UK's total revenues from unaffiliated customers for the period May 22 through December 31, 1999.

           Niagara UK's hot rolling operations, which operate under the names Gadd Dudley Port and Ductile Wesson, offers one of the most comprehensive ranges of round, hexagon, flat, square and special profile bars and sections to the manufacturing industry worldwide. These engineering bars include value-added products that involve the use of various alloys, customized equipment and special production procedures. The manufacture of hot rolled steel involves several steps. Semi-finished steel in the form of billets, blooms or slabs is heated in a furnace to between 1100 and 1200 degrees centigrade to make the steel suitable for reshaping. The heated semi-finished product is then passed through up to 14 pairs of large diameter, water-cooled iron rolls which create the size and shape of bar desired. After cooling, the bars are straightened, tested for quality and cut to desired length. Niagara UK's hot rolling facilities produce round, hexagon and square bars up to 4 1/16 inches in diameter, rectangular bars up to 20 inches wide and a variety of special shapes and sections for the cold drawn, construction and engineering markets, among others.

           Niagara UK's cold finishing operations, which operate under the names GB Longmore, Midland Engineering Steels and W Wesson, represent the largest independent cold drawn bar producer in the United Kingdom and one of the largest producers of cold finished rectangular bars in Europe. These operations produce cold drawn, machined and turned bars in sizes up to 16 inches in diameter for rounds, 6 1/4 inches for squares, 20 inches wide for rectangles and up to 4 inches across for hexagons. These products are available in a wide range of specifications including carbon alloy and are generally sold in lengths varying from 10 to 20 feet. These cold finished bars are predominantly used in machining applications, automotive and appliance shafts, screw machine parts, hydraulic applications, machinery guides and precision shafting.

           Niagara UK's distribution operations operate under the name Macreadys and represent one of the leading distributors in the U.K. of cold finished and hot rolled engineering bars. Macreadys distributes throughout the United Kingdom with warehousing at three sites and sales offices at an additional five locations in the U.K.

CUSTOMERS

           Niagara US sells its products primarily to steel service centers, which accounted for approximately 75% of its sales during 1999, with the balance of its sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. Niagara US concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, Niagara US attempts to minimize the risk of holding obsolete inventory.

           Niagara US has approximately 650 active customers in the United States and Canada and is not dependent upon any one geographical market. For 1999, Niagara US's 10 largest customers (by tons shipped) represented approximately 63% of its sales, and its 3 largest customers, Alro Steel Corporation, Earle M. Jorgensen Co. and Joseph T. Ryerson and Sons, Inc. represented approximately 45% of its sales. The loss of any of these three largest customers would have a material adverse effect on Niagara US's sales.

           Niagara UK sells to a wide customer base in the United Kingdom, Europe and the rest of the world. Its customer base includes original equipment manufacturers, component manufacturers, other cold finishers and a large number of steel service centers. The volume of individual orders varies significantly. For example, 100,000 lbs is not unusual for the hot rolling businesses and Macreadys fills orders as small as 20 lbs.

           Niagara UK has approximately 10,500 active accounts. Its largest account resulted in less than 5% of sales. Approximately 67% of its sales during 1999 were within the U.K. with 16% to continental Europe and 17% to the rest of the world. For 1999, Niagara UK's 10 largest customers represented approximately 20% of its sales.

MARKETING

           The Company markets its products through salaried in-house sales personnel and sales representatives compensated on a commission-only basis.

RAW MATERIALS

           The Company purchases raw materials from mini-mills and integrated steel mills. Such materials consist of hot rolled steel bars and coils and semi-finished billets, blooms or slabs for re-rolling. The cost of products purchased from mini-mills is primarily dependent on the price of scrap steel and energy. The cost of products purchased from integrated steel mills is dependent on a number of factors including demand, the price of scrap steel and the volume and price of foreign imports. Integrated steel mills are more affected by demand levels and the level of foreign imports than mini-mills. In both the U.S. and U.K., the Company obtains raw material from domestic and foreign suppliers.

COMPETITION

           The steel bar market is highly competitive, based on price, product quality and customer service. Management's strategy is to seek to remain competitive on price and surpass the Company's competitors in product quality and customer service. The Company's principal competitors in its home markets are other domestic companies and foreign exporters, and in its foreign markets, local producers and other exporters. These competitors include integrated producers, mini-mills and independent cold drawn steel bar producers.

           Management believes that, in the U.S., the ability to offer a full line of cold finished bar products and the proximity of facilities to major steel service center markets are key competitive factors in the industry. Close geographic proximity to customers results in reduced freight costs and faster delivery of customer orders. In the U.K., management has focused on smaller orders and orders which are more difficult to produce such as special sections and rectangles. By accumulating smaller orders into efficient production runs the Company can reduce customer lead times, accept orders that larger producers cannot accommodate and improve profit margins.

           The Company competes in a narrow segment of the steel industry, but its business is affected by conditions within the broader steel industry and, in particular, the automotive, agricultural and machine tool industries. Consequently, a significant downturn in any of these industries or in the broader steel industry may result in a similar downturn in the cold drawn steel bar market and have an adverse effect on the Company.

STRATEGY

           Management's business strategy focuses on improving product quality and customer service and on maintaining strict cost controls. In the U.S., the Company offers a full line of cold finished products on a national level. Through its U.K. operations, the Company offers, on a worldwide basis, a full range of standard products and a comprehensive range of special sections, flats (rectangles and squares) which typically yield a higher margin. In addition, Niagara UK's distribution operations represent one of the leading distributors of carbon, alloy and stainless bars in the United Kingdom.

           Management seeks to obtain a competitive advantage through the Company's ability to supply customers on a timely basis with an extensive range of sizes and shapes of high quality steel bars often at volumes that are not attractive to larger steel processors. In this regard, the Company maintains finished goods inventories of the most commonly ordered sizes and shapes of cold finished bars and minimizes lead times for its hot rolled bar customers by frequent rolling cycles from a comprehensive raw material inventory.

           In order to improve profitability, management has chosen to specialize on higher margin and value-added products. Accordingly, the Company has focused its capital investment on these product lines. In the United States, the Company has implemented a system of inventory management to supply more efficiently multiple locations of steel service center companies. In the United Kingdom, the Company is in the process of restructuring operations and consolidating management and administrative functions in order to improve product range and quality, more efficiently meet customer requirements and reduce costs.

           In addition, the Company has invested in new equipment and added to its information technology staff in order to improve customer service and efficiency between its various operations. The Company's goal in this regard is to fully integrate its information systems with those of its suppliers and customers.

EMPLOYEES

           As of December 31, 1999, the Company had 1,364 employees, 557 were located in the U.S. and 807 were located in the U.K. All of LaSalle's 183 hourly employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on July 18, 2001. All of LaSalle's 21 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which was due to expire on February 19, 2000. On February 13, 2000, the hourly employees at LaSalle's Griffith facility ratified a new 3-year collective bargaining agreement.

           Of the 807 Niagara UK employees as of December 31, 1999, 453 were covered by collective bargaining agreements with the Iron and Steel Trades Confederation (366 employees), the Transport and General Workers Union (51 employees) and the General and Municipal Boilermakers Union (36 employees). These agreements extend indefinitely and contain compensation provisions which are reviewed annually. The reviews take place at different times throughout the year based on the facility and the status of the employee. All other contract terms remain the same from year to year.

ITEM 2.         PROPERTIES.

NIAGARA

           Niagara utilizes approximately 5,000 square feet of space for its headquarters in New York, New York under a lease expiring on December 31, 2007.

NIAGARA US

           Niagara US operates manufacturing facilities in Buffalo, New York; Chattanooga, Tennessee; Midlothian, Texas; and Hammond and Griffith, Indiana. Niagara LaSalle owns the 207,000 square-foot Buffalo facility, leases the 92,000 square-foot Chattanooga facility and owns the 115,000 square-foot Midlothian facility. LaSalle owns the 550,000 square-foot Hammond facility and the 45,900 square-foot Griffith facility. The owned facilities are mortgaged to the Company's lenders. The initial term of the Chattanooga lease extends through November 30, 2009. Annual rent is $189,996 through November 30, 2004 and $199,992 for the remainder of the initial term. Niagara LaSalle has the option to extend the term of this lease for an additional 10 years at specified rents and may terminate this lease beginning on December 1, 2004 upon the payment of a termination fee that varies with the date of termination.

NIAGARA UK

           In connection with the acquisition of the U.K. steel bar businesses, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed calling for the lease or sublease by Niagara UK of 10 operating facilities in the West Midlands region of England and the assignment of 5 sales office leases located throughout the United Kingdom. Pursuant to these agreements, the initial term of the lease is 10 years for 9 of the operating facilities and 5 years for the remaining operating facility (32,000 square-foot facility in Tipton) at aggregate rents of (pound)50,000 (approximately $80,000) for the first two years; (pound)850,000 (approximately $1.3 million) for years 3-6; and (pound)1,000,000 (approximately $1.6 million) for years 7-10. The sales office leases have various terms ranging to five years. Each operating facility lease can be terminated by Niagara UK on one year's notice and Niagara UK has the option to purchase any or all of the 7 primary operating facilities (identified by an asterisk below) at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately $15.1 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

           Niagara UK's operating facilities consist of : 124,500 square feet in Dudley (Gadd Dudley Port)*, 204,500 square feet in Moxley (Ductile Wesson)*, 51,000 (Ductile Wesson) and 103,000 (GB Longmore) square feet in Willenhall, 121,200 (Gadd Dudley Port)* and 32,000 (Midland Engineering Steels) square feet in Tipton, 115,600 in Darlaston (GB Longmore)*, 88,700 square feet in Rugby (Macreadys)*, 15,500 square feet in Newport (Macreadys)* and 28,800 square feet in Bolton (Macreadys)*. The sales offices (Macreadys) range from 400 to 3,200 square feet and are located in Waltham Cross, Medway, Southhampton, Leeds and Glasgow.

           In connection with a restructuring plan for its hot rolling operations, Niagara UK gave notice to terminate on February 18, 2001 its lease of the 51,000 square-foot facility in Willenhall.

           Management considers these manufacturing facilities, which operated at approximately 70% of capacity in 1999, suitable for its current operations.

ITEM 3.         LEGAL PROCEEDINGS.

           Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At three of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which awaits further governmental approval. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has made for these sites through December 31, 1999. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.


                                  PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

           Niagara's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 1998 and 1999.

                                                  HIGH                LOW

1998
    January 1 through March 31................    10 1/8              7 7/8
    April 1 through June 30...................    12                  8 5/8
    July 1 through September 30...............    10                  5 3/4
    October 1 through December 31.............    7 3/8               4 1/8

1999
    January 1 through March 31................    8                   4 11/16
    April 1 through June 30...................    8                   5 1/4
    July 1 through September 30...............    5 11/16             4 1/4
    October 1 through December 31.............    5 3/8               3 1/2

           As of March 24, 2000, there were 32 registered holders of Niagara Common Stock.

           Niagara has not declared or paid any dividends on its Common Stock since its inception. The payment of dividends is conditioned on Niagara's earnings, which are dependent on the earnings of its subsidiaries, capital requirements and general financial condition. Pursuant to its financing agreements, Niagara LaSalle and Niagara UK are subject to restrictions on their ability to declare dividends to Niagara. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- Liquidity And Capital Resources."


ITEM 6.              SELECTED FINANCIAL DATA.

                                                                                   YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------------------
                                            1995(1)             1996(2)          1997 (3)           1998             1999(4)
                                            ----                ----             ----               ----             ----
                                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales.............................. $      17,035      $       74,810      $   204,962     $    207,547     $      264,222
Cost of products sold..................        15,541              66,114          180,532          177,340            228,275
Gross profit...........................         1,493               8,695           24,430           30,207             35,947
Selling, general and administrative
   expenses............................         1,265               5,706           12,450           15,645             24,441
Interest income........................           628                 100              160              172                 36
Other income...........................             -                 126              187              195                143
Interest expense.......................           272               1,536            5,874            4,154              5,631
Income taxes...........................           240                 615            2,479            4,265              2,299
Extraordinary loss on early
   extinguishment of debt..............             -                  --            2,062               --                 --
Net income ............................           344               1,064            1,912            6,510              3,757
Net income per share (basic)
   (before extraordinary loss)......... $         .10      $          .30      $       .94     $        .66     $          .40
Net income per share (diluted)
   (before extraordinary loss)......... $         .10      $          .30      $       .78     $        .64     $          .40
Net income per share (basic)........... $         .10      $          .30      $       .45     $        .66     $          .40
Net income per share (diluted)......... $         .10      $          .30      $       .38     $        .64     $          .40
Weighted average common shares
   outstanding (basic).................         3,500               3,603            4,247            9,880              9,350
Weighted average common shares
   outstanding (diluted)...............         3,500               3,603            5,095           10,250              9,357

                                        --------------------------------------------------------------------------------------
                                                                                    AT DECEMBER 31,
                                        --------------------------------------------------------------------------------------
                                           1995                1996             1997             1998              1999
                                           ----               -----             ----             ----              ----
                                                                           (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.............. $       2,187      $        1,588      $    13,207     $        441     $        2,234
Trade accounts receivable, net.........         4,239               5,953           21,660           13,360             53,126
Inventories............................        14,744              14,446           35,190           30,132             59,442
Property, plant and equipment, net.....        12,745              21,649           89,163           89,749            102,984
Goodwill, net..........................             -               2,543            2,177            2,100              2,022
TOTAL ASSETS...........................        34,593              47,348          166,520          139,429            227,934
Trade accounts payable.................         4,787               4,110           20,985           14,107             50,191
Accrued expenses.......................         3,212               3,690            8,679            6,555              9,506
Current maturities of long-term debt...           733               1,662            3,498            4,797              6,411
Long-term debt, less current
   maturities..........................         6,969              18,075           59,184           41,572             87,388
Accrued pension and other
   postretirement benefits.............             -                  --           14,537           10,303              8,023
Deferred income taxes..................         3,914               3,805            5,726            7,357              9,849
TOTAL LIABILITIES......................        20,131              31,822          114,524           84,898            171,473
STOCKHOLDERS' EQUITY .................. $      14,462      $       15,526      $    51,996     $     54,531     $       56,461

-------------------
(1)   Includes the results of Niagara LaSalle for the period from August 17, 1995 to December 31, 1995.
(2)   Includes the results of Southwest from February 1, 1996.
(3)   Includes the results of LaSalle from April 1, 1997.
(4)   Includes the results of Niagara UK from May 22, 1999.




                                                 NIAGARA LASALLE (PREDECESSOR COMPANY)


                                                                YEAR ENDED DECEMBER 31, 1995(1)
                                                          --------------------------------------------
                                                                         (in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales.................................................           $        50,506
Cost of products sold.....................................                    44,386
Gross profit..............................................                     6,120
Selling, general and administrative
   expenses...............................................                     2,904
Employment expense-management options.....................                     1,666
Operating income..........................................                     1,550
Other Income..............................................                        17
Interest expense..........................................                       771
Income before income taxes................................                       795
Income taxes..............................................                       270
Net income................................................           $           525



                                                                     AT AUGUST 16, 1995(2)
                                                          --------------------------------------------
                                                                         (in thousands)
BALANCE SHEET DATA:
Current assets............................................           $        18,257
Current liabilities.......................................                    11,118
Working capital...........................................                     7,139
Property plant and equipment, net ........................                     6,829
TOTAL ASSETS..............................................                    25,103
Long-term debt and capital lease
   obligations (excluding current portion)................                     6,266
TOTAL LIABILITIES.........................................                    18,584
REDEEMABLE PREFERRED STOCK................................                       251
STOCKHOLDERS' EQUITY......................................           $         6,268

(1)  Derived from combining results of operations prior to acquisition by Niagara (January 1 to August 16, 1995) with results after such acquisition (August 17 to December 31, 1995).
(2)  Acquisition date by Niagara.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

           During the second half of 1998 and for all of 1999, the Company's U.S. and U.K. operations experienced competitive pressures due to a marked decline in prices and weakened demand for their products. Management believes that such developments were due to overcapacity in the industry and the continuation of low-priced imports, primarily from Asia and Eastern European countries. Although demand for the Company's products in the U.S. began to strengthen modestly during the second half of 1999, prices in the U.S. remained weak during this period primarily due to pressures from a domestic competitor. In addition, Niagara UK's export business was negatively impacted as a result of the continued high value of the British pound.

           The results of operations for the year ended December 31, 1999 include the results of Niagara UK from May 22, 1999. The results of operations for the year ended December 31, 1997 include the results of LaSalle from April 1, 1997.

Year ended December 31, 1999 compared with December 31, 1998

           Net sales for the year ended December 31, 1999 were $264,221,888, representing an increase of $56,675,362, or 27.3%, over the same period in 1998. This increase was attributable to the inclusion of $77,789,863 of Niagara UK sales which was offset in part by a decrease in sales from U.S. operations due to weakened demand for products and a decline in prices.

           Cost of products sold for the year ended December 31, 1999 increased by $50,934,752 to $228,274,501, representing an increase of 28.7% over the same period in 1998. This increase was attributable to the inclusion of $65,045,141 of Niagara UK's cost of products sold, which was offset in part by reduced raw material costs as a result of the lower sales volume, lower raw material prices and, to a lesser extent, reduced operating costs in the U.S.

           Gross margins for the year ended December 31, 1999 decreased by 0.9% over the same period in 1998 due to the decline in selling prices, which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products. If adjusted for the effects of the curtailment of certain post retirement welfare benefits and pension costs attributable to U.S. operations for 1998, gross margins for the year ended December 31, 1999 would have improved by 0.6% over the same period in 1998.

           Selling, general and administrative expenses for the year ended December 31, 1999 increased by $8,796,088 to $24,440,790, or 9.3% of sales, compared to 7.5% of sales for the same period in 1998. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of $10,385,466 of Niagara UK's expenses for the period, which was offset in part by reduced selling, general, administration expenses from the Company's U.S. operations due to their decrease in sales and cost reductions in the U.S.

           Interest expense for the year ended December 31, 1999 increased by $1,476,564 to $5,630,549. This increase was primarily due to increased levels of borrowings attributable to the acquisition of the U.K. steel bar businesses.

           Net income for the year ended December 31, 1999 was $3,756,625, a decrease of $2,753,481, or 42.3%, as compared to the net income for the year ended December 31, 1998. This decrease resulted primarily from the marked decline in prices and weakened demand for the Company's products during the period. In addition, net income for the year ended December 31, 1998 included $3,019,000 as a result of a curtailment of certain post retirement welfare benefits and pension costs attributable to U.S. operations. Net income for the year ended December 31, 1999 included net income of $388,742 for Niagara UK for the period May 22 through December 31, 1999.

           On a pro forma basis, and as disclosed in Note 3(c) to the Financial Statements, net loss for the year ended December 31, 1999 would have been $2,122,086 compared to net income of $7,461,000 for the same period in 1998. This decrease is attributable to reduced sales of approximately $72,000,000 and an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK during the first quarter of 1999.

Year ended December 31, 1998 compared with December 31, 1997

           Net sales for the year ended December 31, 1998 were $207,546,526, an increase of $2,584,393, or 1.3%, over the same period in 1997. This increase was primarily due to the addition of sales of LaSalle for the entire period in 1998 as compared to only the last three quarters in 1997. Management estimates that sales were adversely affected by between $15 and $20 million during the second half of 1998 due primarily to reduced production at the Company's Hammond, Indiana facility during the nine-week strike, lengthy training periods for permanent replacement workers at this facility and the loss of market share during such period.

           Cost of products sold for the year ended December 31, 1998 was $177,339,749, a decrease of $3,192,474, or 1.8%, over the same period in 1997. This decrease was due primarily to the reduction in LaSalle's postretirement benefit obligations (which reduced cost of products sold for 1998 by $3,320,000).

           Gross margins for the year ended December 31, 1998 increased by 2.6% over the same period in 1997 due to the reduction in LaSalle's postretirement benefit obligations and the continued greater emphasis on higher margin value-added products. Gross margins for 1998 were adversely affected by the reduced sales volume in the second half of the year following the strike.

           Selling, general and administrative expenses increased by $3,195,197 to $15,644,702, or 7.5%, of sales in the year ended December 31, 1997 compared to 6.1% for the same period in 1997. This increase was due primarily to the inclusion of LaSalle's selling, general and administrative expenses for the full period in 1998 as compared to only the last three quarters in 1997 (which was offset, in part, by a decrease in costs resulting from the consolidation of selling and administration functions at Niagara US), the additional administrative expenses associated with the strike, and costs associated with the upgrade of the Company's computer systems. These increases were partially offset by a reduction in expenses relating to the reduction in LaSalle's postretirement benefit obligations (which reduced selling, general and administrative expenses for 1998 by $1,629,000). Selling, general and administrative expenses for 1998 were adversely affected as a percentage of sales by the reduced sales volume in the second half of the year following the strike.

           Interest expense decreased by $1,720,209 to $4,153,985 primarily due to reduced levels of borrowing.

           Net income for the year ended December 31, 1998 was $6,510,106, an increase of $4,597,788, or 240%, from the same period in 1997. This increase was due primarily to the inclusion of LaSalle's results for the full year in 1998 as compared to only the last three quarters in 1997, the extraordinary loss in 1997 of $2,062,185 due to the early extinguishment of debt and an increase in net income of $3,019,000 million resulting from the curtailment of LaSalle's postretirement benefit obligations. Net income for 1998 was also positively affected by interest savings resulting from the reduction of debt following the redemption of the Warrants in December 1997 and improved margins from the continued emphasis on value-added products. Management estimates that net income for the year ended December 31, 1998 was adversely affected by between $2.0 and $2.6 million due to the effects of the strike. Net income for the year ended December 31, 1998 increased by $4,812,654, or 284%, as compared to pro-forma net income (see Note 3 to the 1998 Financial Statements) for the year ended December 31, 1997. This increase resulted primarily from the foregoing factors as well as the reduced earnings of LaSalle in the first quarter of 1997 as compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the year ending December 31, 1999 were $5,180,444 compared to $6,859,081 for the same period in 1998. This decrease was attributable to an increase in equipment leases by U.S. operations. The Company anticipates spending approximately $6,000,000 for capital expenditures during 2000.

           Cash flows used by operating activities were $5,252,947 for the year ended December 31, 1999 as compared to $14,676,621 provided by operating activities for the year ended December 31, 1998. This $19,929,568 decrease, or 136% decline from the prior year, was largely attributable to an increase in accounts receivable of $41,612,485 ($34,878,254 attributable to Niagara UK) and inventories of $7,563,220, which was offset, in part, by an increase in accounts payable and accrued expenses of $32,718,279 ($29,504,069 attributable to Niagara UK). Cash and cash equivalents at December 31, 1999 was $2,234,181, an increase of $1,793,527 as compared to December 31, 1998.

           On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., National City Bank, National Bank of Canada and the Prudential Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 four-year revolving credit facility and a $40,000,000 eight-year term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

           The acquisition of LaSalle and the refinancing of existing Niagara LaSalle indebtedness was also financed pursuant to the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of Niagara LaSalle due April 18, 2005 (the "Subordinated Notes"). In connection with the subordinated debt portion of this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of Niagara Common Stock.

           Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 17, 2001. Interest on such loans is payable in monthly installments and is either 175 basis points above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 25 basis points.

           The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of December 31, 1999.

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

           On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara
Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds or borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of December 31, 1999, Niagara had repurchased 1,034,509 shares of its Common Stock at a cost of $5,626,211, of which 548,629 shares were repurchased at a cost of $2,726,246 during the year ended December 31, 1999.

           On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank plc ("National Westminster") providing for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 3% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

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

           The purchase of the U.K. steel bar businesses was also financed pursuant to (i) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK (the "Equity Investment"), (ii) a (pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK which accrues interest at 7.5% per annum (the "Subordinated Loan") and (iii) a (pound)2.5 million (approximately $4 million) non-interest bearing short-term loan from Niagara to Niagara UK (the "Short-Term Loan"). The Equity Investment, the Subordinated Loan and the Short-Term Loan were financed by borrowings under the Credit Agreement. The Short-Term Loan was repaid during the third quarter of 1999.

           On August 23, 1999, Niagara UK entered into a three-year Invoice Discounting Agreement (the "Discount Agreement") with Lombard Natwest Discounting Limited ("Lombard") providing for up to (pound)20 million (approximately $32.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by Lombard. Interest on such advances accrues at the National Westminster base rate plus 2.25%. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.9 million) and were further reduced to (pound)2.5 million (approximately $4.0 million) as of December 31, 1999.

           The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of December 31, 1999.

           In connection with the execution of the Facilities and Discount Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things (i) restrict the payment of dividends in respect of the Niagara UK shares, (ii) prohibit the repayment of the Subordinated Loan until after the discharge of all of Niagara UK's liabilities under the Facilities and Discount Agreements and (iii) permit the repayment of the Short-Term Loan upon demand unless payments of principal or interest under these agreement are owing, certain financial covenants in these agreements have not been met or an event of default thereunder has occurred and is continuing.

           At December 31, 1999, the Company had borrowed or been advanced $45,347,552 under its revolving credit facilities and the Discount Agreement and had approximately $26,000,000 in available credit thereunder, and the outstanding balance of its term loans was $47,508,380. Working capital of the Company at December 31, 1999 and 1998 was $55,019,020 and $20,414,031, respectively.

YEAR 2000

           The Company could be adversely affected if the information technology or operating systems which it or its suppliers, customers or service providers use do not properly accommodate the "Year 2000" dating changes necessary to permit the recording of year dates for 2000 and later years.

           During the fourth quarter of 1999, the Company completed its Year 2000 readiness program. Under this program, the Company's personnel, together with outside consultants and engineers, assessed the Company's information technology and operating systems for Year 2000 readiness. Management took steps to correct any problems identified by this assessment or to minimize the impact of any interruptions or performance degradations caused by the Year 2000. In addition, the Company inquired into the Year 2000 readiness status of its suppliers, customers and essential service providers and formulated contingency plans to prepare for any Year 2000 issues.

           Since December 31, 1999, the Company has not experienced any significant Year 2000 interruptions or performance degradations in any of its internal systems. In addition, the Company has not experienced or been notified of any such problems from its suppliers, customers or service providers. However, because of the reliance on and involvement of a great many third parties, and since it may take additional time for Year 2000 problems to emerge, disruptions in the Company's operations could still occur which may have a material effect on the Company's results of operations.

           Total costs associated with the Company's Year 2000 readiness program have not been material to the Company's results of operations. Based on current conditions and assessments as well as third party assurances, management does not expect that such costs will be material to the Company's results of operations in the future.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENT

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate that the new standard will have any effect on its financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


           CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-K, including, without limitation, those made under "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may constitute forward-looking statements. When used in this Form 10-K, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," " believes," "estimates," "predicts," "projects," "likely," or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements or in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. Such factors include, among other things:

o CYCLICALITY - The Company's products are used in the automotive, agricultural and machine tool industries, among others. As a result, demand for such products is closely tied to the economic cycles that drive these businesses. For this reason, the Company's financial performance has been, and will likely continue to be, cyclical in nature.

o COMPETITION - There is excess world capacity for many of the products produced by the Company. In addition, the Company's largest competitors are vertically integrated with steelmaking, hot rolling and cold drawing capabilities. This integration could result in lower raw material costs to these competitors. See "BUSINESS -- Competition."

O FOREIGN IMPORTS - The presence of low-priced imports of competing products and low-priced manufactured products which utilize the Company's products could affect the market for the Company's products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations."

o FOREIGN CURRENCY - Approximately 33% of Niagara UK's sales are to customers outside of the United Kingdom. Revenues in respect of such sales are generally collected in the local currency of the customer. While Niagara UK purchases foreign exchange contracts to reduce its exposure to fluctuations in exchange rates, its export sales have been and will remain subject to the value of the British pound in relation to the value of the local currencies. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Results of Operations" and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

o EXPIRATION OF MANAGEMENT EMPLOYMENT CONTRACTS - Certain members of management have employment contracts with the Company which expire at various times within the next year. There is no assurance that the Company will be able to retain these individuals following such expiration dates.

o EXPIRATION OR REVIEW OF UNION CONTRACTS - LaSalle's hourly employees at its Hammond and Griffith, Indiana facilities are covered by collective bargaining agreements, which expire on July 18, 2001 and February 19, 2003, respectively. There is no assurance that LaSalle will be able to negotiate new agreements on favorable economic terms. In addition, a large number of Niagara UK's employees are covered by collective bargaining agreements containing compensation provisions which are reviewed annually. There is no assurance that Niagara UK will be able to agree with the covered employees at the time of such review. Accordingly, the Company may experience work stoppages or other labor difficulties. See "BUSINESS-- Employees."

o ENVIRONMENTAL MATTERS - Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning the discharge of materials into the environment and the removal or remediation of environmental contamination at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. While the costs of complying with the current regulations and the Company's share of remediation expenses at locations where Niagara's subsidiaries have been identified as a responsible party have not adversely affected the Company in any material respect, there is no assurance that substantial additional costs will not be required as a result of more stringent regulations, an increase in the Company's share of remediation costs or the discovery of additional contamination at the Company's facilities or at other locations for which the Company would be responsible. See "LEGAL PROCEEDINGS."

o YEAR 2000 - The Company could be adversely affected if it experiences a disruption in its operations due to its inability or the inability of its suppliers, customers or service providers to comply with the "Year 2000" dating changes necessary to permit the recording of year dates for 2000 and later years. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Year 2000."


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page
Report of Independent Certified Public Accountants.................       18
Balance Sheets.....................................................       19
Statements of Operations...........................................       20
Statements of Stockholders' Equity.................................       21
Statements of Cash Flows...........................................       22
Notes to Financial Statements......................................       23




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and its subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
BDO Seidman, LLP


New York, New York
February 18, 2000




                                                                                                  NIAGARA CORPORATION
                                                                                                     AND SUBSIDIARIES

                                                                                                       BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------

December 31,                                                                             1998                         1999(a)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
      Cash and cash equivalents                                                 $     440,654                 $    2,234,181
      Trade accounts receivable, net of allowance for doubtful
           accounts of $789,000 and $925,000 (Notes 6 and 12)                      13,360,290                     53,126,071
      Accounts receivable - other (Note 9)                                                  -                      2,255,687
      Inventories (Notes 4 and 6)                                                  30,131,877                     59,441,872
      Deferred income taxes (Note 11)                                                 494,000                        957,000
      Other current assets (Note 7)                                                 1,446,130                      3,112,453
----------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    45,872,951                    121,127,264
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 5, 6 AND 14)                             89,748,881                    102,983,882
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $222,545 AND
      $300,077 (NOTE 3(a))                                                          2,099,593                      2,022,061
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF
      $184,480 AND $295,168                                                           590,520                        479,832
INTANGIBLE PENSION ASSET (NOTE 7)                                                     526,000                        474,000
OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $414,213
      AND $581,444                                                                    591,075                        847,260
----------------------------------------------------------------------------------------------------------------------------
                                                                                $ 139,429,020                  $ 227,934,299

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                          $  14,106,608                  $  50,191,265
      Accrued expenses (Note 3(c))                                                  6,555,103                      9,506,238
      Current maturities of long-term debt (Note 6)                                 4,797,209                      6,410,741
----------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                               25,458,920                     66,108,244
OTHER:
      Long-term debt, less current maturities (Note 6)                             41,572,250                     87,387,943
      Accrued pension cost (Note 7)                                                 4,664,337                      2,690,987
      Accrued other postretirement benefits (Note 7)                                5,638,639                      5,331,586
      Deferred income taxes (Note 11)                                               7,357,000                      9,849,000
      Other noncurrent liabilities                                                    207,331                        105,261
----------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                    $  84,898,477                   $171,473,021
----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 9, 10 AND 14)
STOCKHOLDERS' EQUITY (NOTES 2, 7, 8 AND 10):
      Preferred stock, $.001 par value - 500,000 shares
           authorized; none outstanding                                                     -                              -
      Common stock, $.001 par value - 15,000,000 shares
           authorized; 9,997,455 issued                                                 9,998                          9,998
      Additional paid-in capital                                                   50,111,675                     50,111,675
      Retained earnings                                                             8,384,835                     12,141,460
      Accumulated other comprehensive loss                                         (1,076,000)                      (175,644)
----------------------------------------------------------------------------------------------------------------------------
                                                                                   57,430,508                     62,087,489
      Treasury stock, at cost, 485,880 and 1,034,509 shares                        (2,899,965)                    (5,626,211)
----------------------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' EQUITY                                           $  54,530,543                  $  56,461,278
----------------------------------------------------------------------------------------------------------------------------
                                                                                $ 139,429,020                  $ 227,934,299
-------------------

      (a)  Includes the balance sheet of Niagara UK.
-----------------------------------------------------------------------------------------------------------------------------
                                                                             See accompanying notes to financial statements.




                                                                                                        NIAGARA CORPORATION
                                                                                                           AND SUBSIDIARIES

                                                                                                   STATEMENTS OF OPERATIONS



---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                      1997(a)                  1998                 1999(b)
---------------------------------------------------------------------------------------------------------------------------------
NET SALES (NOTE 12)                                                    $204,962,133           $207,546,526           $264,221,888
COST OF PRODUCTS SOLD (NOTES 7 AND 13)                                  180,532,223            177,339,749            228,274,501
---------------------------------------------------------------------------------------------------------------------------------
           GROSS PROFIT                                                  24,429,910             30,206,777             35,947,387
OPERATING EXPENSES:
      Selling, general and administrative (Note 7)                       12,449,505             15,644,702             24,440,790
---------------------------------------------------------------------------------------------------------------------------------
           OPERATING INCOME                                              11,980,405             14,562,075             11,506,597
INTEREST INCOME                                                             160,048                172,076                 36,172
INTEREST EXPENSE                                                         (5,874,194)            (4,153,985)            (5,630,549)
OTHER INCOME                                                                187,244                194,940                143,405
---------------------------------------------------------------------------------------------------------------------------------
           INCOME BEFORE INCOME TAXES AND
                EXTRAORDINARY LOSS                                        6,453,503             10,775,106              6,055,625
INCOME TAXES (NOTE 11)                                                    2,479,000              4,265,000              2,299,000
---------------------------------------------------------------------------------------------------------------------------------
           INCOME BEFORE EXTRAORDINARY LOSS                               3,974,503              6,510,106              3,756,625
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
      DEBT, NET OF INCOME TAX BENEFIT OF $1,264,000
      (NOTE 18)                                                          (2,062,185)                     -                      -
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $  1,912,318           $  6,510,106           $  3,756,625
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC):
      Income before extraordinary loss                                 $        .94           $        .66           $        .40
      Extraordinary loss                                                       (.49)                     -                      -
---------------------------------------------------------------------------------------------------------------------------------
      Net income per share (basic)                                     $        .45           $        .66           $        .40
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED):
      Income before extraordinary loss                                 $        .78           $        .64           $        .40
      Extraordinary loss                                                       (.40)                     -                      -
---------------------------------------------------------------------------------------------------------------------------------
      Net income per share (diluted)                                   $        .38           $        .64           $        .40
---------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      (NOTE 15):
           Basic                                                          4,246,925              9,879,528              9,350,189
           Diluted                                                        5,095,350             10,249,954              9,357,114
---------------------------------------------------------------------------------------------------------------------------------

   -------------------

      (a)  Includes the results of LaSalle from April 1, 1997.
      (b)  Includes the results of Niagara UK from May 22, 1999.
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  See accompanying notes to financial statements.



                                                                                                           NIAGARA CORPORATION
                                                                                                              AND SUBSIDIARIES

                                                                                            STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
Years ended December 31, 1997, 1998 and 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                   Common stock
                                                  --------------------------------------------
                                                        Number of                                       Additional
                                                         shares                  Amount              paid-in capital
------------------------------------------------  ---------------------  ---------------------  ---------------------
BALANCE, JANUARY 1, 1997                                      3,668,750                 $3,669            $15,560,127
Shares issued (a)                                               285,715                    286              1,321,146
Shares issued (b)                                             6,042,990                  6,043             33,230,402
Net income for the year                                               -                      -                      -
------------------------------------------------  ---------------------  ---------------------  ---------------------
BALANCE, DECEMBER 31, 1997                                    9,997,455                  9,998             50,111,675
------------------------------------------------  ---------------------  ---------------------  ---------------------
Comprehensive income:
      Net income for the year                                         -                      -                      -
      Minimum pension liability adjustment
           ($1,764,000, net of tax benefit of
           $688,000)                                                  -                      -                      -
------------------------------------------------  ---------------------  ---------------------  ---------------------
           TOTAL COMPREHENSIVE INCOME
------------------------------------------------  ---------------------  ---------------------  ---------------------
Purchase of treasury stock, at cost (c)                               -                      -                      -
------------------------------------------------  ---------------------  ---------------------  ---------------------
BALANCE, DECEMBER 31, 1998                                    9,997,455                  9,998             50,111,675
------------------------------------------------  ---------------------  ---------------------  ---------------------
Comprehensive income:
      Net income for the year                                         -                      -                      -
      Foreign currency translation adjustments
           (Note 1)                                                   -                      -                      -
      Minimum pension liability adjustment
           ($1,456,000, net of tax expense of
           $568,000)                                                  -                      -                      -
------------------------------------------------  ---------------------  ---------------------  ---------------------
           TOTAL COMPREHENSIVE INCOME
------------------------------------------------  ---------------------  ---------------------  ---------------------
Purchase of treasury stock, at cost (d)                               -                      -                      -
------------------------------------------------  ---------------------  ---------------------  ---------------------
BALANCE, DECEMBER 31, 1999                                    9,997,455                 $9,998            $50,111,675

-----------------------------------------------------------------------------------------------------------------------

[chart continued]

---------------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 1997, 1998 and 1999
---------------------------------------------------------------------------------------------------------------------------------

                                                                       Accumulated other                                Total
                                                  Retained earnings     comprehensive        Treasury stock, at     stockholders'
                                                     (deficit)              loss                    cost               equity
------------------------------------------------  ----------------  ----------------------  --------------------  ---------------
BALANCE, JANUARY 1, 1997                            $      (37,589)     $                -    $                -    $15,526,207
Shares issued (a)                                                -                       -                     -      1,321,432
Shares issued (b)                                                -                       -                     -     33,236,445
Net income for the year                                  1,912,318                       -                     -      1,912,318
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
BALANCE, DECEMBER 31, 1997                               1,874,729                       -                     -     51,996,402
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
Comprehensive income:
      Net income for the year                            6,510,106                       -                     -      6,510,106
      Minimum pension liability adjustment
           ($1,764,000, net of tax benefit of
           $688,000)                                             -              (1,076,000)                    -     (1,076,000)
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
           TOTAL COMPREHENSIVE INCOME                                                                                 5,434,106
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
Purchase of treasury stock, at cost (c)                          -                       -            (2,899,965)    (2,899,965)
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
BALANCE, DECEMBER 31, 1998                               8,384,385              (1,076,000)           (2,899,965)    54,530,543
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
Comprehensive income:
      Net income for the year                            3,756,625                       -                     -      3,756,625
      Foreign currency translation adjustments
           (Note 1)                                              -                  12,356                     -         12,356
      Minimum pension liability adjustment
           ($1,456,000, net of tax expense of
           $568,000)                                             -                 888,000                     -        888,000
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
           TOTAL COMPREHENSIVE INCOME                                                                                 4,656,981
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
Purchase of treasury stock, at cost (d)                          -                       -            (2,726,246)    (2,726,246)
------------------------------------------------  ----------------  ----------------------  --------------------  -------------
BALANCE, DECEMBER 31, 1999                             $12,141,460            $   (175,644)          $(5,626,211)   $56,461,278

-------------------------------------------------------------------------------------------------------------------------------

---------------------

      (a)  On April 18, 1997, Niagara issued 285,715 shares of its Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle (Notes 2 and 3(b)).
      (b)  Proceeds from exercise of Warrants during December 1997 (Note 2).
      (c)  During the year ended December 31, 1998, Niagara repurchased 485,880 shares of its Common Stock at a cost of
           $2,899,965.
      (d)  During the year ended December 31, 1999, Niagara repurchased 548,629 shares of its Common Stock at a cost of
           $2,726,246.

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------




                                                                              See accompanying notes to financial statements.





                                                                                                           NIAGARA CORPORATION
                                                                                                              AND SUBSIDIARIES

                                                                                            STATEMENTS OF CASH FLOWS (NOTE 17)



----------------------------------------------------------------------  ----------------  --------------------  ----------------

Year ended December 31,                                                           1997(a)                 1998            1999(b)
----------------------------------------------------------------------  ----------------  --------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   1,912,318         $   6,510,106     $   3,756,625
----------------------------------------------------------------------  ----------------  --------------------  ----------------
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
             Depreciation and amortization                                     5,533,603             6,615,662         8,144,210
             Noncash portion of extraordinary loss                               662,185                     -                 -
             Provision for doubtful accounts                                      88,905                61,151           135,778
             Deferred income taxes                                               520,000             3,226,000         1,461,000
             Accrued pension costs                                              (566,100)              523,437          (740,350)
             Accrued other postretirement benefits                               150,000            (7,052,361)         (307,053)
             Loss on disposal and write-off of equipment                               -                     -           569,008
             Miscellaneous                                                       (13,529)                    -                 -
             Changes in assets and liabilities, net of effects from
                 purchases of LaSalle in 1997 and U.K. steel bar
                 businesses in 1999:
                     (Increase) decrease in accounts receivable                3,144,270             8,238,789       (39,356,798)
                     Increase in accounts receivable - other                           -                     -        (2,255,687)
                     (Increase) decrease in inventories                        3,433,310             5,057,691        (7,563,220)
                     (Increase) decrease in other current assets                       -               381,224        (1,391,323)
                     (Increase) decrease in other assets                      (1,868,179)              452,987          (423,416)
                     Increase (decrease) in accounts payable, accrued
                         expenses and other noncurrent liabilities            (3,663,315)           (9,338,065)       32,718,279
----------------------------------------------------------------------  ----------------  --------------------  ----------------
                             TOTAL ADJUSTMENTS                                 7,421,150             8,166,515        (9,009,572)
----------------------------------------------------------------------  ----------------  --------------------  ----------------
                             NET CASH PROVIDED BY (USED IN)
                                 OPERATING ACTIVITIES                          9,333,468            14,676,621        (5,252,947)
----------------------------------------------------------------------  ----------------  --------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of LaSalle, net of cash acquired                            (67,240,000)           (1,371,000)                -
     Acquisition of U.K. steel bar businesses                                          -                     -       (32,514,281)
     Proceeds from disposal of equipment                                               -                     -            25,864
     Acquisition of property and equipment                                    (5,572,754)           (6,859,081)       (5,180,444)
----------------------------------------------------------------------  ----------------  --------------------  ----------------
                              NET CASH USED IN INVESTING ACTIVITIES          (72,812,754)           (8,230,081)      (37,668,861)
----------------------------------------------------------------------  ----------------  --------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from exercise of Warrants                                       33,236,445                     -                 -
     Proceeds from long-term debt                                             81,800,000                     -        57,226,432
     Repayment of long-term debt                                             (38,372,928)          (16,312,998)       (9,797,207)
     Financing costs                                                          (1,565,081)                    -                 -
     Payments to acquire treasury stock                                                -            (2,899,965)       (2,726,246)
----------------------------------------------------------------------  ----------------  --------------------  ----------------
                             NET CASH PROVIDED BY (USED IN)
                                 FINANCING ACTIVITIES                         75,098,436           (19,212,963)       44,702,979
----------------------------------------------------------------------  ----------------  --------------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           -                     -            12,356
----------------------------------------------------------------------  ----------------  --------------------  ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          11,619,150           (12,766,423)        1,793,527
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,587,927            13,207,077           440,654
----------------------------------------------------------------------  ----------------  --------------------  ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 13,207,077        $      440,654     $   2,234,181
----------------------------------------------------------------------  ----------------  --------------------  ----------------

-------------------

     (a)     Includes the cash flows of LaSalle from April 1, 1997.
     (b)     Includes the cash flows of Niagara UK from May 22, 1999.
--------------------------------------------------------------------------------------------------------------------------------

                                                                                See accompanying notes to financial statements.



                                                                                             NIAGARA CORPORATION
                                                                                                AND SUBSIDIARIES

                                                                                     NOTES TO FINANCIAL STAEMENTS
-----------------------------------------------------------------------------------------------------------------



1.         SUMMARY OF                  Organization and Business Operations
           SIGNIFICANT
           ACCOUNTING                  Niagara Corporation ("Niagara") was incorporated in Delaware on April
           POLICIES                    27, 1993 with the objective of acquiring an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry.

                                       Niagara consummated an initial public offering on August 20, 1993 and raised net proceeds of $15,295,100. Since that date, it has made acquisitions of three cold finished steel bar producers in the United
                                       States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars.

                                       Niagara's subsidiaries, Niagara LaSalle Corporation ("Niagara LaSalle")
                                       and LaSalle Steel Company ("LaSalle," and together with Niagara
                                       LaSalle, "Niagara US") operate from five locations in the United
                                       States. Niagara's subsidiary, Niagara LaSalle (UK) Limited ("Niagara
                                       UK"), operates from ten locations in the United Kingdom. Niagara LaSalle and LaSalle are Delaware corporations. Niagara UK is an English company.

                                       Niagara's subsidiaries (together with Niagara, the "Company") produce cold drawn and hot rolled steel bars for distribution primarily within North
                                       America and Europe. The Company competes in a narrow segment of the steel industry and its business is affected by conditions within the broader steel industry and the automotive, agricultural and machine tool industries. It grants trade credits to its customers consistent with industry practice.

                                       Principles of Consolidation

                                       The consolidated financial statements include the accounts of Niagara and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

                                       Earnings Per Share

                                       The Company follows Statement of Financial Accounting Standards
                                       ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock issuances (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

                                       Foreign Currency Translation and Transactions

                                       Niagara UK uses British pounds sterling ("(pound)") as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at year-end exchange rates and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period.
                                       Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive income within the Statements of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in other income within the
                                       Statements of Operations.

                                       Cash Equivalents

                                       For purposes of the Statements of Cash Flows, the Company considers cash equivalents to consist of all short-term highly liquid debt instruments which are readily convertible into cash. Cash equivalent investments were $20,098 and $20,972 at December 31, 1998 and 1999, respectively.

                                       Revenue Recognition

                                       Revenue from the sale of products is recorded at the time the goods are shipped. Net delivery costs are classified as a reduction of sales.

                                       Inventories

                                       Inventories are stated at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) method for Niagara US and the first-in, first-out ("FIFO") method for Niagara UK.

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

                                       Other Current Assets

                                       Other current assets at December 31, 1998 included a $500,000 loan due from a related party. This loan was repaid during 1999.

                                       Intangible Assets

                                       Niagara LaSalle has a power replacement agreement with the Power
                                       Authority of New York which provides for low cost energy. This agreement, which is included in other assets, is being amortized on a straight-line basis over 10 years.

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

                                       Evaluating Recoverability of Long-Lived Assets

                                       The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No impairments have been recorded through December 31, 1999.

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

                                       Stock-Based Compensation

                                       In October 1995, the FASB issued SFAS No. 123, "Accounting for
                                       Stock-Based Compensation." SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting
                                       Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
                                       to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

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

                                       Recent Accounting Pronouncement

                                       In June 1998, the Financial Accounting Standards Board issued SFAS No.
                                       133 "Accounting for Derivative Instruments and Hedging Activities,"
                                       which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133, as amended by
                                       SFAS No. 137, is effective for all fiscal years beginning after June
                                       15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate that the new standard will have any effect on its financial statements.

2 . PUBLIC OFFERING                    On August 20, 1993, Niagara sold 2,875,000 units ("Units") in an
    AND SUBSEQUENT                     initial public offering (the "Offering"). Each Unit consisted of one
    COMMON STOCK ISSUANCES             share of Niagara Common Stock, par value $.001 per share, and two
                                       Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant
                                       entitled the holder to purchase from Niagara, until the close of business on August 13, 2000, one share of Niagara Common Stock at an exercise price of $5.50, subject to adjustment in certain
                                       circumstances. The Warrants were redeemable at a price of $.01 per
                                       Warrant upon 30 days' notice in the event that the last sale price of the Common Stock was at least $10.00 per share for 20 consecutive trading days ending on the third day prior to the date on which notice of redemption was given.

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

3.         ACQUISITIONS OF            (a)     Acquisition of Southwest
           SOUTHWEST,
           LASALLE AND THE U.K.               On January 31, 1996, Niagara LaSalle purchased all of the
           STEEL BAR                          outstanding shares of capital stock of Southwest Steel Company,
           BUSINESSES                         Inc. ("Southwest"), a manufacturer of cold drawn steel bars, for
                                              $1,920,000 in cash and $1,156,773 principal amount of promissory notes guaranteed by Niagara. In connection with this
                                              acquisition, Niagara LaSalle discharged $8,518,691 of Southwest indebtedness and Niagara guaranteed $898,000 of Southwest
                                              indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase and financed by a $12,000,000 term loan and the utilization of a portion of Niagara LaSalle's revolving line of credit.

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

                                              Southwest's Tulsa, Oklahoma facilities were closed during 1996, and its operations were moved to a new facility in Midlothian,
                                              Texas. Southwest was merged into Niagara LaSalle on November 1,
                                              1996.

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

                                      (b)     Acquisition of LaSalle

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

                                              The financial statements include the results of LaSalle from
                                              April 1, 1997. Accordingly, LaSalle's results are included in the years ended December 31, 1998 and 1999, but are only
                                              included from April 1, 1997 for the year ended December 31,
                                              1997.

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

                                              The acquisition of LaSalle and the refinancing of existing Niagara
                                              LaSalle indebtedness was financed pursuant to (i) a revolving credit and term loan agreement with Niagara US (guaranteed by Niagara), providing for a $50,000,000 three-year revolving credit facility
                                              (which has been extended for an additional year) and a $40,000,000 eight-year term loan and (ii) the issuance and sale of $20,000,000 aggregate principal amount of 12.5% senior subordinated notes of
                                              Niagara LaSalle due April 18, 2005 (the "Subordinated Notes"). In
                                              connection with the subordinated debt portion of this financing, the purchasers of the Subordinated Notes were issued 285,715 shares of
                                              Niagara Common Stock (see Note 2). The fair value of these shares
                                              ($1,321,000) was charged to deferred debt issuance costs (see Note
                                              18) and credited to equity.

                                       (c)    Acquisition of U.K. Steel Bar Businesses

                                              On May 21, 1999, Niagara UK purchased the equipment, inventory and certain other assets of the eight steel bar businesses of
                                              Glynwed Steels Limited ("Gynwed Steels"), an English company and a subsidiary of Glynwed International plc ("Glynwed"). In
                                              consideration for the sale of such assets, Niagara UK paid
                                              Glynwed Steels (pound)21,202,000 (approximately $34 million) in cash at the closing, (pound)3,015,500 (approximately $4.9
                                              million) of which was returned to Niagara UK during the third quarter of 1999 as an adjustment to reflect the value of the net assets transferred. These steel bar businesses, which are
                                              engaged in hot rolling, cold finishing and distribution, consist of the following unincorporated trading units: Ductile Wesson,
                                              Gadd Dudley Port, GB Longmore, Macreadys, Midland Engineering
                                              Steels and W Wesson.

                                              The financial statements include the results of Niagara UK from May
                                              22, 1999. The acquisition of the U.K. steel bar businesses was accounted for as a purchase. The purchase price for these businesses was approximately (pound) 21,275,500 (approximately $ 34.4 million)
                                              which amount includes (pound)1,302,000 (approximately $2.1 million)
                                              of acquisition costs and (pound) 1,787,000 (approximately $2.9 million) of estimated costs relating to the intended closure of certain facilities and intended consolidation of certain operations.
                                              Such estimated costs include approximately (pound)810,000
                                              (approximately $1.3 million) of severance costs in respect of approximately 90 employees, approximately (pound)470,000
                                              (approximately $0.8 million) of fixed asset write-offs, and approximately (pound)210,000 (approximately $0.4 million) of site clearance costs. At December 31, 1999, approximately (pound)1,154,000
                                              (approximately $1.9 million) of such estimated costs were included in accrued expenses.

                                              In connection with the acquisition of the U.K. steel bar businesses,
                                              Niagara and Niagara UK entered into agreements with subsidiaries of
                                              Glynwed providing for the lease or sublease by Niagara UK of 10 operating facilities and the assignment of 5 sales office leases.
                                              Pursuant to these agreements, (i) the initial term of the lease is 10 years for 9 of the operating facilities and 5 years for the remaining operating facility at aggregate rents of (pound)50,000 (approximately
                                              $80,000) for the first two years; (pound)850,000 (approximately $1.3 million) for years 3-6; and (pound)1,000,000 (approximately $1.6 million) for years 7-10, (ii) each operating facility lease can be terminated by Niagara UK on one year's notice and (iii) Niagara UK has the option to purchase any or all of the 7 primary operating facilities at prices fixed for 10 years (which prices total
                                              (pound)9,468,000 (approximately $15.1 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

                                              The purchase of the U.K. steel bar businesses was financed by
                                              (i) borrowings under a bank facilities agreement entered into on
                                              May 21, 1999 by Niagara UK providing for a (pound)10 million
                                              (approximately $16 million) seven-year term loan and a
                                              (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility, (ii) a (pound)3.75 million
                                              (approximately $6 million) equity investment by Niagara in
                                              Niagara UK, (iii) a (pound)3.75 million (approximately $6
                                              million) subordinated loan from Niagara to Niagara UK and (iv) a
                                              (pound)2.5 million (approximately $4 million) short-term loan from Niagara to Niagara UK. The equity investment and
                                              subordinated and short-term loans were financed by borrowings under a revolving credit and term loan agreement dated April 18,
                                              1997, as amended, with Niagara US. (See Note 3(b)).

                                              On August 23, 1999, Niagara UK entered into a three-year invoice discounting agreement with Lombard Natwest Discounting Limited providing for up to (pound)20 million (approximately $32.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by such institution. In connection with the execution of this agreement, the revolving credit facility under Niagara UK's bank facilities agreement was
                                              reduced to (pound)4.9 million (approximately $7.9 million). This facility was further reduced to (pound)2.5 (approximately $4.0 million) as of December 31, 1999.

                                              Pro forma results of operations, assuming the acquisition of the
                                              U.K. steel bar businesses had occurred on January 1, 1998, are unaudited and detailed below. Pro forma adjustments primarily include reductions in depreciation and amortization based on changes in the useful lives of the assets acquired, additional interest expense relating to the debt incurred in connection with the acquisition, and changes in rent expense based on property leases entered into in connection with the acquisition.


                                       Year ended December 31,                      1998                   1999
                                       ------------------------------------------------------------------------
                                       Net sales                            $396,573,526           $324,511,068
                                       Net income (loss)                       7,461,106            (2,122,086)
                                       Net income (loss) per share
                                              (basic)                                .76                  (.23)
                                       Net income (loss) per share
                                              (diluted)                              .73                  (.23)
                                       ========================================================================


4.         INVENTORIES

                                       Inventories consisted of the following at December 31, 1998 and 1999:


                                       December 31,                                  1998                  1999
                                       ------------------------------------------------------------------------
                                       Raw materials                           $7,924,023           $25,231,191
                                       Work-in-process                          4,588,895             5,260,767
                                       Finished goods                          17,718,959            28,949,914
                                       ------------------------------------------------------------------------
                                                                              $30,131,877           $59,441,872
                                       ========================================================================

                                       At December 31, 1999, Niagara US inventories were $36,749,445 determined using the LIFO method and Niagara UK inventories were
                                       $22,692,427 determined using the FIFO method.


5.         PROPERTY, PLANT             Property, plant and equipment consisted of the following at December
           AND EQUIPMENT               31, 1998 and 1999:

                                       December 31,                                  1998                  1999
                                       ------------------------------------------------------------------------
                                       Land, buildings and improvements        $24,446,401          $24,606,004
                                       Leasehold improvements                    1,391,909            1,825,065
                                       Machinery and equipment                  75,597,659           94,364,513
                                       Furniture and fixtures                    1,684,028            3,348,343
                                       ------------------------------------------------------------------------
                                       Total                                   103,119,997          124,143,925
                                       Less:      Accumulated depreciation
                                                    and amortization            13,371,116           21,160,043
                                       ------------------------------------------------------------------------
                                                                               $89,748,881         $102,983,882
                                       ------------------------------------------------------------------------

6.         LONG-TERM DEBT              The long-term debt consisted of the following at December 31, 1998 and 1999:


                                       December 31,                                   1998                 1999
                                       ------------------------------------------------------------------------
                                       Term note payable - bank, maturing in
                                                 monthly installments of
                                                 principal plus interest
                                                 through March 2004. From
                                                 November 1, 1997 through
                                                 April 1, 1998, the monthly
                                                 installments of principal
                                                 were $166,666. From May 1,
                                                 1998 through April 1,
                                                 1999, the monthly
                                                 installments of principal
                                                 were $333,333. From May 1,
                                                 1999 through April 1,
                                                 2000, the monthly
                                                 installments of principal
                                                 are $416,666. The monthly
                                                 principal payment is
                                                 adjusted annually each
                                                 subsequent May 1, with the
                                                 final installment due and
                                                 payable on April 1, 2004.
                                                 Interest is calculated at
                                                 either the LIBOR rate plus
                                                 210 basis points or the
                                                 bank's prime rate plus 50
                                                 basis points (effective
                                                 rate of 8.27% at December
                                                 31, 1999)                     $36,333,340          $31,666,680


                                       Secured bank revolving line of credit
                                                 up to $50,000,000 due April
                                                 17, 2001, limited to a portion
                                                 of the value of eligible
                                                 accounts receivable and
                                                 inventories. Interest is
                                                 payable in monthly
                                                 installments at either the
                                                 LIBOR rate plus 175 basis
                                                 points or the bank's prime
                                                 rate plus 25 basis points
                                                 (effective rates of 8.75%
                                                 on $8,000,000, 7.93% on
                                                 $20,000,000 and 7.91% on
                                                 $2,500,000 at December 31,
                                                 1999)                           9,000,000           30,500,000


                                       Term note payable - bank(facilities
                                                 agreement) maturing in
                                                 monthly installments of
                                                 principal plus interest
                                                 from May 2000 through
                                                 April 2006. The monthly
                                                 installments of principal
                                                 are(pound)50,000 from May
                                                 2000 through April 2001,
                                                 (pound)85,000 from May
                                                 2001 through April
                                                 2002,(pound)125,000 from
                                                 May 2002 through April
                                                 2003,(pound)160,000 from
                                                 May 2003 through Aril
                                                 2004,(pound)200,000 from
                                                 May 2004 through April
                                                 2005, and(pound)213,333
                                                 from May 2005 through
                                                 April 2006. Interest is
                                                 calculated at the LIBOR
                                                 rate plus 15 basis points.
                                                 The note is secured by,
                                                 among other things, a
                                                 letter of credit for the
                                                 balance outstanding with a
                                                 fee of 275 basis points
                                                 (effective rate of 8.66%
                                                 at December 31, 1999)                   -           15,841,700

                                       Secured invoice discounting agreement up
                                                 to(pound)20,000,000
                                                 ($32,330,000) due August
                                                 23, 2002, limited to a
                                                 portion of the purchased
                                                 accounts receivable.
                                                 Interest is payable in
                                                 monthly installments at
                                                 the National Westminster
                                                 Bank base rate plus 225
                                                 basis points (effective
                                                 rate of 8.34% at December
                                                 31, 1999)                               -           14,847,552

                                       Note payable - former Southwest stock-
                                                 holder maturing $64,143
                                                 annually on January 31,
                                                 through 2010, plus
                                                 interest at 8.5%,
                                                 guaranteed by Niagara
                                                 (Note 3(a))                       769,714              705,571


                                       Note payable - former Southwest stock-
                                                 holder maturing $33,333
                                                 annually on April 17,
                                                 through 2005, plus
                                                 interest at 10%                   233,334              200,001
                                       Other notes payable                          33,071               37,180
                                       ------------------------------------------------------------------------
                                                                                46,369,459           93,798,684
                                       Less:  Current maturities of long-term
                                              debt                               4,797,209            6,410,741
                                       ------------------------------------------------------------------------
                                                                               $41,572,250          $87,387,943
                                       ========================================================================

                                       The obligations of Niagara US under the revolving credit and term loan agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.
                                       This credit agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense.

                                       The obligations of Niagara UK under the facilities agreement are secured by standby letters of credit and substantially all of the assets of Niagara UK (for the benefit of the issuer of such letters of credit). Niagara's UK's agreement to reimburse the issuer for drawdowns under such letters of credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of
                                       Niagara US on a second priority basis. The obligations of Niagara UK under the invoice discounting agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. The facilities and invoice discounting agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities.

                                       Approximate maturities of long-term debt are as follows:


                                       Year ended December 31,
                                       ------------------------------------------------------------------------
                                       2000                                                        $  6,411,000
                                       2001                                                          38,724,000
                                       2002                                                          24,778,000
                                       2003                                                          11,642,000
                                       2004                                                           6,718,000
                                       Thereafter                                                     5,526,000
                                       ------------------------------------------------------------------------
                                                                                                   $ 93,799,000
                                       ========================================================================

7.         PENSION PLANS               LaSalle sponsors two contributory defined benefit pension plans which
           AND OTHER                   cover certain employees of LaSalle, as well as various retiree health
           POSTRETIREMENT              and welfare programs providing postretirement benefits for eligible
           BENEFITS                    employees hired prior to certain specified dates.

                                       LaSalle's benefit plans were revised in 1998 to effect several changes in benefits. The net effect of these changes, primarily curtailments, was to reduce expenses by an aggregate of $4,949,000 in the 1998
                                       Statement of Operations (see Note 19). This reduction is reflected as a reduction of (i) $3,320,000 to cost of products sold and (ii)
                                       $1,629,000 to selling, general and administrative expenses.

                                       The following tables provide a reconciliation of the changes in these plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31, 1998 and 1999:




                                            Pension benefits            Other benefits
                                      ---------------------------- --------------------------
                                                 1998         1999          1998        1999
---------------------------------------------------------------------------------------------
Reconciliation of benefit obligation
Obligation at January 1                   $19,799,000  $23,651,000   $12,463,000  $5,483,000
Service cost                                  449,000      517,000       107,000      76,000
Interest cost                               1,559,000    1,605,000       763,000     357,000
Plan amendments                               899,000            -             -           -
Actuarial (gain) loss                       1,398,000   (1,670,000)      191,000   1,153,000
Benefit payments                           (1,220,000)  (1,656,000)     (988,000)   (721,000)
Curtailments                                 (869,000)           -    (7,299,000)          -
Termination benefits                        1,636,000            -       246,000           -
---------------------------------------------------------------------------------------------
Obligation at December 31                 $23,651,000  $22,447,000    $5,483,000  $6,348,000
=============================================================================================



                                            Pension benefits            Other benefits
                                       --------------------------- --------------------------
                                                 1998         1999          1998        1999
---------------------------------------------------------------------------------------------
Reconciliation of fair value of plan
           assets
Fair value of plan assets at January 1    $18,101,000   $19,310,00  $          -  $       -
Actual return on plan assets                  820,000    2,426,000       988,000          -
Employer contributions                      1,609,000    1,030,000             -     721,000
Benefit payments                           (1,220,000)  (1,656,000)     (988,000)   (721,000)
----------------------------------------------------------------------------------------------
Fair value of plan assets at              $19,310,000  $21,110,000  $          -   $       -
           December 31
=============================================================================================


                                        Pension benefits               Other benefits
                                 ------------------------------ -----------------------------
                                            1998           1999           1998          1999
---------------------------------------------------------------------------------------------
Funded status
Funded status at December 31         $(4,341,000)   $(1,337,000)   $(5,483,000)  $(6,348,000)
Unrecognized prior service cost          526,000        474,000              -             -
Unrecognized (gain) loss               1,445,663       (765,987)      (155,639)    1,016,414
---------------------------------------------------------------------------------------------
Net amount recognized                $(2,369,337)   $(1,628,987)   $(5,638,639)  $(5,331,586)
=============================================================================================

The following table provides the amounts recognized in the Company's balance sheets at December 31, 1998 and 1999:


                                        Pension benefits               Other benefits
                                 ------------------------------- ----------------------------
                                            1998            1999          1998          1999
---------------------------------------------------------------------------------------------
Prepaid benefit cost                 $     5,000    $    280,000   $         -   $         -
Accrued benefit liability             (4,664,337)     (2,690,987)   (5,638,639)   (5,331,586)
Intangible asset                         526,000         474,000             -             -
Accumulated other comprehensive
  income, pretax                       1,764,000         308,000             -             -
---------------------------------------------------------------------------------------------
Net amount recognized                $(2,369,337)   $ (1,628,987)  $(5,638,639)  $(5,331,586)
=============================================================================================

LaSalle's hourly pension plan has an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $15,613,000 and $14,727,000 at December 31, 1998 and 1999, respectively.
Plan assets for this plan were $10,870,000 and $11,951,000 at December 31, 1998 and 1999, respectively. LaSalle's plans for postretirement benefits other than pensions have no plan assets. The aggregate benefit obligations for such plans is $5,483,000 and $6,348,000 at December 31, 1998 and 1999,
respectively.

The following table provides the components of net periodic benefit cost for LaSalle's plans for fiscal years 1998 and 1999:


                                          Pension benefits              Other benefits
                                   ------------------------------ ---------------------------
                                               1998          1999          1998         1999
---------------------------------------------------------------------------------------------
Service cost                          $     449,000 $     517,000 $     107,000 $     76,000
Interest cost                             1,559,000     1,605,000       763,000      357,000
Expected return on plan assets           (1,885,000)   (1,912,000)            -            -
Amortization of prior service cost           24,000        52,000             -            -
Amortization of unrecognized loss
           (gain)                                 -        25,000             -      (19,000)
----------------------------------------------------------------------------------------------
Net periodic benefit cost                   147,000       287,000       870,000      414,000
Curtailment/settlement/ termination
           benefits loss (gain)           1,985,000             -    (6,934,000)           -
---------------------------------------------------------------------------------------------
Net periodic benefit cost after
  curtailments and settlements           $2,132,000      $287,000   $(6,064,000)   $ 414,000
=============================================================================================

The amount included within other comprehensive income arising from a change in the additional minimum pension liability was($1,076,000) (net of tax benefit) and $888,000 (net of tax expense) for 1998 and 1999, respectively.



LaSalle provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for such benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay as you go basis.


The assumptions used in the measurement of LaSalle's benefit obligation are shown in the following table:



                                           Pension benefits             Other benefits
                                    ------------------------------ -------------------------
                                                1998          1999         1998         1999
--------------------------------------------------------------------------------------------
Weighted average assumptions as
           of December 31:
Discount rate:
   Used for determination of
     expense                                   7.50%         7.00%        7.50%        7.00%
   Used for determination of
     year-end liability                        7.00%         7.75%        7.00%        7.75%
Expected return on plan assets                10.00%        10.00%          N/A          N/A
Rate of compensation increase -
           hourly plan                         3.00%         3.00%          N/A          N/A
Rate of compensation increase -
           salaried plan                       5.00%         5.00%          N/A          N/A
============================================================================================

Because of changes effected during 1998 to health care benefits under LaSalle's postretirement benefit plans, a zero percent health care cost trend rate has been assumed since then.

Niagara LaSalle maintains a contributory salary deferral retirement plan (401(k)) for all employees of Niagara and Niagara US other than those subject to a collective bargaining agreement (the "Salaried 401(k) Plan"). Under the terms of this plan, participants may elect to defer up to 15% of their earnings. This plan provides for a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and an additional employer contribution equal to 2% of earnings. Niagara LaSalle also maintains a contributory salary deferral retirement plan (401(k)) for employees of LaSalle who are subject to a collective bargaining agreement. This plan provides for a 25% match of the first 5% of employee contributions for all participants other than employees at the Company's Hammond, Indiana facility hired after May 18, 1998 for whom the plan provides for the same employer match and additional contribution provisions as the Salaried 401(k) Plan. All contributions under these plans are subject to the limitations of Section 401 of the Internal Revenue Code and the requirements of the Employee Retirement Income Security Act of 1974. The funds are invested as directed by the individual participants. Total expense related to these plans was approximately $288,000, $622,000 and $656,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


Niagara UK established a defined contribution group personal pension arrangement for all of its employees effective October 1, 1999. (Between May 21 and October 1, 1999 (the "Transitional Period"), employees of Niagara UK were able to continue their participation in Glynwed's pension plans on a transitional basis.) Under the terms of Niagara UK's plan, participants may elect to contribute prescribed percentages of their earnings based upon their age, position and whether they were previously members of a Glynwed pension plan. Niagara UK's contributions to participants' accounts under this plan are based upon the same factors. All contributions are subject to the requirements of the U.K. Inland Revenue and related pension laws. The funds are invested as directed by the individual participants. For the period May 22 through December 31, 1999, expenses in respect of this plan, together with Niagara UK's contributions to Glynwed's pension plans during the Transitional Period (in respect of Niagara UK employees), totaled approximately (pound)776,000 (approximately $1,249,000).





8.         PREFERRED STOCK             Niagara is authorized to issue 500,000 shares of Preferred Stock, par value $.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of
                                       Directors.

9.         LEASE                       Niagara leases office space under an operating lease expiring in
           COMMITMENTS                 December 2007. Niagara US leases equipment and one operating facility under operating leases expiring through November 2009. Niagara UK leases equipment, ten operating facilities and five sales offices under operating leases expiring through May 2009. At December 31, 1999, future minimum payments under noncancellable operating leases were approximately as follows:


                                       ------------------------------------------------------------------------
                                       2000                                             $               939,000
                                       2001                                                           1,756,000
                                       2002                                                           2,143,000
                                       2003                                                           1,965,000
                                       2004                                                           1,842,000
                                       Thereafter                                                     9,511,000
                                       ------------------------------------------------------------------------
                                       Total minimum lease payments                     $            18,156,000
                                       ========================================================================

                                       Rent expense under operating leases was approximately $458,000,
                                       $418,000 and $975,000 for the years ended December 31, 1997, 1998 and
                                       1999, respectively.

                                       Niagara LaSalle is negotiating an equipment lease with a finance company. Upon execution of this lease, all purchase price installment payments made by Niagara LaSalle to the equipment manufacturer
                                       ($2,255,687 as of December 31, 1999) will be reimbursed by the lessor to Niagara LaSalle.

10.        STOCK OPTION                The Company has a stock option plan which provides that the
           PLAN                        Compensation Committee of Niagara's Board of Directors may grant options to the Company's officers, directors, employees and independent contractors for up to 2,500,000 shares of Niagara Common Stock.

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

                                       FASB Statement 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0%; expected volatility of 37.3% for 1997 and 1998 and 45.8% for 1999; average risk-free interest rates of 6.6%, 4.5% and 4.7% for 1997, 1998 and
                                       1999, respectively; expected lives of 10 years; and a discount due to marketability and dilution of 22% in 1997 and 0% for 1998 and 1999.

                                       Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                            1997                     1998                     1999
------------------------------  ----------------  -----------------------  -----------------------
Net income:
      As reported                     $1,912,318               $6,510,106               $3,756,625
      Pro forma                        1,494,881                6,037,295                3,238,140
Net income per share (basic):
      As reported                            .45                      .66                      .40
      Pro forma                              .35                      .61                      .35
Net income per share (diluted):
      As reported                            .38                      .64                      .40
      Pro forma                              .29                      .59                      .35
==============================  ================  =======================  =======================


A summary of the status of the Company's stock option plan as of December 31, 1997, 1998 and 1999, and changes during the years ending on those dates, is presented below:




                      December 31, 1997          December 31, 1998            December 31, 1999
                   -----------------------   --------------------------    ------------------------
                                 Weighted                   Weighted                     Weighted
                                 average                    average                       average
                                 exercise                   exercise                     exercise
                      Shares      price        Shares        price            Shares       price
-----------------  -----------------------  --------------------------- -  ------------------------
Outstanding
at beginning
of year                  815,000     $5.66     1,190,000          $5.68        1,250,000      $5.61
Granted                  375,000      5.72        85,000           5.50          890,000       5.88
Exercised                      -         -             -              -                -          -
Cancelled and
   reissued                    -         -       (25,000)         (8.50)               -          -
----------------------------------------------------------------------------------------------------
Outstanding
at end of year         1,190,000     $5.68     1,250,000          $5.61        2,140,000      $5.72
=================  =======================  =========================== =  ========================
Options
exercisable at
year-end                 485,332     $5.69       751,000          $5.64        1,203,000      $5.67
=================  =======================  =========================== =  ========================
Weighted
average fair
value of
options
granted
during the
year                                 $2.78                        $2.80                       $3.19
=================  =======================  =========================== =  ========================




The following table summarizes information about stock options outstanding at December 31, 1999.


                                Options outstanding                     Options exercisable
                    --------------------------------------------    ----------------------------
                                      Weighted
                    Number              average      Weighted           Number       Weighted
     Range of       outstanding        remaining      average         exercisable     average
     exercise         at              contractual    exercise             at         exercise
      prices        12/31/99             life          price           12/31/99        price
------------------------------------------------------------------------------------------------
        $5.50 to
          $5.88     2,140,000         7.61 years       $5.72           1,203,000       $5.67
================================================================================================


11.        INCOME TAXES                The provision for federal and state income tax expense was comprised of the following:

Year ended December 31,                            1997                 1998                  1999
--------------------------------------------------------------------------------------------------
Current:
           Federal                   $        1,801,000             $887,000  $            738,000
           State                                158,000              152,000               100,000
--------------------------------------------------------------------------------------------------
                                              1,959,000            1,039,000               838,000
--------------------------------------------------------------------------------------------------
Deferred:
           Federal                              425,000            2,622,000             1,130,000
           State                                 95,000              604,000               185,000
           Foreign, U.K.                              -                    -               146,000
---------------------------------------------------------------------------------------------------
                                                520,000            3,226,000             1,461,000
--------------------------------------------------------------------------------------------------
Total income taxes                   $        2,479,000           $4,265,000  $          2,299,000
==================================================================================================

At December 31, 1998 and 1999, deferred tax assets (liabilities) consisted of the following:


December 31,                                                       1998                 1999
---------------------------------------------- ---------------------------------------------
Federal alternative minimum tax
  credit carryforwards                              $         1,095,000      $     1,894,000
Federal and state regular tax net
  operating loss carryforwards                                  690,000            1,095,000
Postretirement benefit obligations                              924,000              270,000
Accrued expenses deductible when
  paid                                                          843,000              723,000
Inventory reserves                                              837,000            1,261,000
Accrued minimum pension liability                               688,000              120,000
New York State investment tax
  credits                                                       667,000              667,000
Allowance for doubtful accounts                                 305,000              325,000
Uniform capitalization in ending tax
  inventory                                                      81,000               87,000
Other                                                            11,000               95,000
---------------------------------------------- ------------------------------------------------
Gross deferred tax assets                                     6,141,000            6,537,000
Valuation allowance for deferred tax
  assets                                                       (667,000)            (667,000)
-----------------------------------------------------------------------------------------------
Net deferred tax assets                                       5,474,000            5,870,000
---------------------------------------------- ------------------------------------------------
Tax depreciation greater than book
  depreciation of property,
  plant and equipment                                        (5,846,000)          (8,459,000)
Pushdown adjustment for property,
  plant, equipment and
  intangibles                                                (4,919,999)          (4,644,000)
Pushdown adjustment for inventories                          (1,572,000)          (1,513,000)
Other                                                                 -             (146,000)
-----------------------------------------------------------------------------------------------
Gross deferred tax liabilities                              (12,337,000)         (14,762,000)
---------------------------------------------- ------------------------------------------------
Net deferred tax liabilities                        $        (6,863,000)     $    (8,892,000)
============================================== ================================================

Deferred taxes are included in the accompanying balance sheets as follows:


                                                                 1998                  1999
---------------------------------------------------------------------------------------------
Current asset for deferred income
  taxes                                             $         494,000       $       957,000
Noncurrent liability for deferred
  income taxes                                             (7,357,000)           (9,849,000)
---------------------------------------------------------------------------------------------
Net deferred tax liabilities                        $      (6,863,000)      $    (8,892,000)
=============================================================================================

At December 31, 1999, the Company had available federal alternative minimum tax credit carryforwards of approximately $1,894,000 which do not expire and can be used to offset future years' regular tax to the extent it exceeds alternative minimum tax.

At December 31, 1999, the Company had available net operating loss carryforwards for regular federal and state income tax purposes of approximately $1,500,000 and $7,000,000, respectively, expiring through 2019.

At December 31, 1999, Niagara LaSalle had New York state investment tax credit carryforwards of approximately $667,000, which may be available to offset certain future state income taxes. These credits expire through 2005. A valuation allowance has been provided for these tax credits.

A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income was as follows:



                                  1997                   1998                  1999
                        ---------------------------------------------------------------------
                            Amount       %          Amount      %        Amount       %
---------------------------------------------------------------------------------------------

Tax at statutory rate        $2,194,000  34.0%      $3,664,000  34.0%   $2,059,000    34.0%
State income taxes
  net of federal
  income tax benefit            167,000   2.6          481,000   4.5       206,000     3.4
Goodwill amortization           118,000   1.8          120,000   1.1        91,000     1.5
Other                                 -     -                -     -       (57,000)    (.9)
---------------------------------------------------------------------------------------------
Effective tax rate           $2,479,000  38.4%      $4,265,000  39.6%   $2,299,000    38.0%
=============================================================================================

No provision has been made for U.S. or additional U.K. taxes on $388,472 of undistributed Niagara UK earnings as any such tax would be insignificant. Such earnings could become subject to additional tax if they were remitted as a dividend to Niagara. However, as discussed in Note 6, Niagara UK is restricted under its bank facilities and invoice discounting agreements from paying dividends to Niagara.


12.        MAJOR CUSTOMERS             Sales to three customers in 1997 were approximately 27%, 8% and 6% of total sales.

                                       Sales to three customers in 1998 were approximately 21%, 9% and 9% of total sales. Accounts receivable from these major customers represented approximately 38% of aggregate accounts receivable at December 31,
                                       1998.

                                       Niagara US' sales to three customers in 1999 were approximately 23%,
                                       12% and 10% of its total sales. It had accounts receivable from these major customers representing approximately 43% of its aggregate accounts receivable at December 31, 1999.

                                       None of Niagara UK's customers exceeded 5% of its total sales.

13.        MAJOR SUPPLIERS             Niagara US had one supplier from which purchases were approximately 29%
                                       of total purchases in 1998. It had two suppliers from which purchases were approximately 43% of its total purchases in 1999.

                                       Niagara UK had one supplier from which purchases were approximately 36%
                                       of its total purchases in 1999.

14.        COMMITMENTS AND             Commitments
           CONTINGENCIES

                                       In addition to the equipment discussed in Note 9, the Company was committed to purchase approximately $2,800,000 of machinery and equipment at December 31, 1999.

                                       Niagara and Niagara LaSalle have entered into employment contracts with certain of their officers. These contracts, which expire in August
                                       2000, March 2001 and January 2004, provide minimum salary levels, as well as incentive bonuses and Niagara stock options. The aggregate contract commitment for future minimum salaries at December 31, 1999, excluding bonuses and stock options, was approximately $2,437,000.

                                       At December 31, 1999, Niagara UK was a party to employment agreements with 13 of its executives. These agreements provide for a notice period, generally one year, prior to termination of the executive's employment with Niagara UK. If Niagara UK terminates the executive's employment prior to the expiration of such notice period, the agreement provides that the executive will receive the compensation that would have been paid for the remainder of the period.

                                       Contingencies

                                       Niagara US and Niagara UK are subject to environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive
                                       Environmental Response, Compensation and Liability Act of 1980 as
                                       amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials.
                                       The costs expended through December 31, 1999 have been largely covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position or operations.

                                       Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $350,000 as of December 31, 1999. It is the policy of the Company to retain a portion of certain expected losses which relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the
                                       Company's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.


15.        EARNINGS PER                The following table sets forth the calculation of weighted average
           SHARE                       common shares outstanding for the calculation of basic and diluted earnings per share:



December 31,                                              1997              1998              1999
--------------------------------------------------------------------------------------------------
Weighted average shares (for
   basic earnings per share)                         4,246,925         9,879,528         9,350,189
Effect of dilutive securities:
   Employee stock option
     equivalents                                       848,425           370,426             6,925
--------------------------------------------------------------------------------------------------
Adjusted weighted average
  shares (for diluted
  earnings per share)                                5,095,350        10,249,954         9,357,114
==================================================================================================




16.        DISCLOSURE ABOUT           The following methods and assumptions were used to estimate the fair
           FAIR VALUE OF              value of each class of financial instruments for which it is
           FINANCIAL                  practicable to estimate that value.
           INSTRUMENTS

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

17.        SUPPLEMENTAL                Interest paid during the years ended December 31, 1997, 1998 and 1999
           CASH FLOW                   was approximately $5,637,000, $4,306,000 and $5,660,000, respectively.
           INFORMATION
                                       Income tax payments made during the years ended December 31, 1997, 1998 and 1999 totaled approximately $512,000, $2,194,000 and $1,011,000, respectively.

                                       As discussed in Note 3(b), Niagara LaSalle acquired all of the capital stock of LaSalle for $68,183,000 in 1997. In connection with this acquisition, net assets were acquired as follows:

                                       ------------------------------------------------------------------------
                                       Fair value of assets acquired                       $        110,351,000
                                       Liabilities assumed                                          (42,168,000)
                                       ------------------------------------------------------------------------
                                       Net assets acquired                                 $         68,183,000
                                       ========================================================================

                                       As discussed in Note 3(c), Niagara UK acquired certain assets of the steel bar businesses of Glynwed Steels for approximately $34,391,000 in
                                       1999. In connection with this acquisition, net assets were acquired as follows:

                                       ------------------------------------------------------------------------
                                       Fair value of assets acquired                      $          38,437,000
                                       Liabilities assumed                                           (4,046,000)
                                       ------------------------------------------------------------------------
                                       Net assets acquired                                $          34,391,000
                                       ========================================================================



                                       Noncash investing and financing activities consisted of the following:




                                                          1997               1998            1999
------------------------------------------------------------------------------------------------
Adjustment of minimum pension liability 275,000 (Note 7):
   Prepaid benefit cost                             $         -        $    5,000     $  275,000
   Intangible asset                                           -           526,000        (52,000)
   Deferred tax asset                                         -           688,000        (568,000)
Accumulated other comprehensive
    income, net of tax                                        -         1,076,000        (888,000)
-------------------------------------------------------------------------------------------------
Accrued pension cost                                $         -        $2,295,000     $(1,233,000)
=================================================================================================
Deferred debt issuance costs recorded
   as additional paid-in capital
   (Note 3(b))                                      $ 1,321,432        $        -     $         -
=================================================================================================
Adjustments arising from satisfaction - of Southwest notes (Note 3(a)):
  Decrease in goodwill                              $   310,715        $        -     $         -
  Decrease in accounts
    receivable                                           89,491                 -               -
  Decrease in inventory                                  81,595                 -               -
-------------------------------------------------------------------------------------------------
Decrease in long-term debt                          $   481,801        $        -     $         -
=================================================================================================
Investment in LaSalle financed by
  amount due to Quanex Corporation                  $   933,000        $        -     $         -
=================================================================================================



18.        EXTRAORDINARY               In 1997, Niagara LaSalle sold the Subordinated Notes. Net proceeds from
           ITEM                        the sale, together with borrowings under the revolving credit and term loan agreement, were used to finance the acquisition of LaSalle (see
                                       Note 3(b)).

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

19.        1998 ADJUSTMENTS            On July 19, 1998, following a nine-week strike, the hourly workers at
                                       LaSalle's Hammond, Indiana facility voted to accept a new three-year collective bargaining agreement. Among other things, this agreement provides for a curtailment of certain pension costs and other postretirement benefits. The net effect of these curtailments was to reduce the Company's obligations by $1,746,000 during the quarter ended
                                       September 30, 1998 and $3,203,000 during the quarter ended December 31,
                                       1998, for an aggregate reduction of $4,949,000 for 1998. This reduction increased net income by $1,065,000 for the quarter ended September 30,
                                       1998 and $1,954,000 for the quarter ended December 31, 1998, for an aggregate increase to net income of $3,019,000 for 1998.

20.        SEGMENTS AND                Niagara operates in two reportable segments: (i) Niagara US which has
           RELATED                     operations in the United States and (ii) Niagara UK which has
           INFORMATION                 operations in the United Kingdom. Niagara operates these segments as separate strategic business units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization
                                       ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities have been translated at year-end exchange rates and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period.

                                       The following table sets forth certain performance and other information by reportable segment. Performance information for Niagara
                                       UK reflects the results from May 22, 1999.


                                       Year ended December 31, 1999
                                       ------------------------------------------------------------------------
                                                                                Niagara US           Niagara UK
                                       ------------------------------------------------------------------------
                                       Net sales                            $  186,432,025     $     77,789,863
                                       Segment profit (EBITDA)                  17,906,574            3,927,950
                                       Depreciation and amortization             7,108,909            1,018,395
                                       Interest expense                          4,081,535            1,549,014
                                       Segment assets                          150,228,015           76,416,825
                                       Acquisition of property and
                                          equipment                              4,029,562              717,726
                                       ========================================================================

                                       Certain of the foregoing segment information (profit, depreciation and amortization, assets, and acquisition of property and equipment) does not include components attributable to Niagara or incurred by Niagara on behalf of its operating subsidiaries. Prior to the acquisition of the U.K. steel bar businesses, the Company had one segment as all of its operations were in the United States.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                               None.


                                       PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           The information required by Item 10 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors" of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission (the "Proxy Statement"), or will be filed by amendment to this Form 10-K.


ITEM 11.             EXECUTIVE COMPENSATION

           The information required by Item 11 will be contained in, and is incorporated herein by reference from, the section entitled "Executive Compensation" of the Proxy Statement, or will be filed by amendment to this Form 10- K.


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


                                  PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

           (a)       List of documents filed as a part of this Report:

           1. Financial Statements. Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 17.

           2.        Financial Statement Schedules
                     Schedules I and II are filed as part of this Report on Form 10-K beginning on page S-1 hereof.

           (b)       Reports on Form 8-K.

                     None.


                               (C) EXHIBITS

         +3.1       Registrant's Restated Certificate of Incorporation, as amended on May 16, 1996.
         *3.2       Registrant's By-laws.
         *4.1       Form of Common Stock Certificate.
     !!!!!4.2       Revolving Credit and Term Loan Agreement, dated as of April 18, 1997, by and among Niagara
                    Cold Drawn Corp., LaSalle Steel Company, Manufacturers and Traders Trust Company
                    (individually and as Agent), CIBC Inc. and National City Bank (the "Credit Agreement").
       +++4.3       First Amendment to the Credit Agreement, dated as of September 4, 1997.
       +++4.4       Second Amendment to the Credit Agreement, effective as of December 31, 1997.
       !!!4.5       Third Amendment to the Credit Agreement, effective May 15, 1998.
        **4.6       Fourth Amendment to the Credit Agreement, effective as of December 1, 1998.
      ****4.7       Fifth Amendment to the Credit Agreement, effective as of May 21, 1999.
          4.8       Sixth Amendment to the Credit Agreement, effective as of December 31, 1999.
     !!!!!4.9       Stockholders Agreement, dated as of April 18, 1997,
                    among the Registrant, Niagara Cold Drawn Corp., Michael
                    J. Scharf, The Prudential Insurance Company of America,
                    The Equitable Life Assurance Society of the United
                    States and United States Fidelity and Guaranty Company.
        **4.10      Amended and Restated Promissory Note, dated December 15, 1998, made by Gilbert D. Scharf in favor of Niagara Corporation.
      ****4.11      Bank Facilities Agreement, dated May 21, 1999 between National Westminster Bank Plc and
                    Niagara LaSalle (UK) Limited.
      ****4.12      Intercreditor Agreement, dated May 21, 1999, between National Westminster Bank Plc, Niagara
                    Corporation and Niagara LaSalle (UK) Limited.
      ++++4.13      Invoice Discounting Agreement, dated August 23, 1999, between Niagara LaSalle (UK) Limited and Lombard Natwest Discounting Limited.
      ++++4.14      Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited,
                    Niagara Corporation and Niagara LaSalle (UK) Limited.
      ++++4.15      Deed of Priority, dated August 23, 1999, between
                    Lombard Natwest Discounting Limited, National
                    Westminster Bank Plc, Manufacturers and Traders Trust
                    Company, Niagara LaSalle (UK) Limited and Niagara
                    Corporation.
      ***10.1       Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara
                    LaSalle Corporation and Michael Scharf.
      ** 10.2       Employment Agreement, dated August 16, 1995, between International Metals Acquisition
                    Corporation, Niagara  Cold Drawn Corp. and Frank Archer.
      ** 10.3       Employment Agreement, dated August 16, 1995, between International Metals Acquisition
                    Corporation, Niagara Cold Drawn Corp. and Raymond Rozanski.
        !10.4       Amended and Restated Promissory Note made by Southwest Steel Company, Inc. in favor of the
                    Cohen Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
        !10.5       Guaranty, made by the Registrant in favor of the Cohen
                    Family Revocable Trust, u/t/a dated June 15, 1988,
                    dated January 31, 1996.
       !!10.6       International Metals Acquisition Corporation 1995 Stock Option Plan.
     !!!!10.7       First Amendment to the International Metals Acquisition Corporation 1995 Stock Option Plan,
                    dated October 5, 1996.
       ++10.8       Second Amendment to the Niagara Corporation 1995 Stock Option Plan, dated June 8, 1998.
       ++10.9       Niagara Corporation Employee Stock Purchase Plan.
      ** 10.10      First Amendment to Lease, dated May 4, 1998, between Niagara LaSalle Corporation and North
                    American Royalties, Inc.
    *****10.11      Sale of Business Agreement, dated April 16, 1999, between Glynwed Steels Limited, Glynwed
                    International plc, Niagara  LaSalle (UK) Limited and Niagara Corporation
    *****10.12      Property Agreement, dated April 16, 1999, between
                    Glynwed Property Management Limited, Glynwed Properties
                    Limited, Niagara LaSalle (UK) Limited, Niagara
                    Corporation and Glynwed International plc.
    *****10.13      Agreement For Lease of Unit 6-8 Eagle Industrial
                    Estate, dated April 16, 1999, between Glynwed Property
                    Management Limited, Glynwed Properties Limited, Niagara
                    LaSalle (UK) Limited and Niagara Corporation.
         10.14      Form of Niagara LaSalle (UK) Limited Lease.
         10.15      Form of Niagara LaSalle (UK) Limited Side Deed.
         10.16      Form of Niagara LaSalle (UK) Limited Option Agreement.
         10.17      Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.
         21         Subsidiaries of the Registrant.
         27         Financial Data Schedule.

--------------------------
        +    Incorporated by reference to exhibit 3.1 filed with the
             Registrant's Report on Form 10-Q for the quarter ended
             June 30, 1996.
       ++    Incorporated by reference to Annexes to the Registrant's Proxy
             Statement for the Annual Meeting of Stockholders held on July
             7, 1998.
      +++    Incorporated by reference to exhibits filed with the
             Registrant's Report on Form 10-K for the fiscal year ended
             December 31, 1997.
     ++++    Incorporated by reference to exhibits filed with the
             Registrant's Report on Form 10-Q for the quarter ended
             September 30, 1999.
        *    Incorporated by reference to exhibits filed with the
             Registrant's Registration Statement on Form S-1, Registration
             No. 33-64682.
       **    Incorporated by reference to exhibits filed with the
             Registrant's Report on Form 10-K for the fiscal year ended
             December 31, 1998.
      ***    Incorporated by reference to exhibit 10.1 filed with the
             Registrant's Report on Form 10-K/A for the fiscal year ended
             December 31, 1998.
     ****    Incorporated by reference to exhibits filed with the Registrant's
             Report on Form 8-K, dated June 4, 1999.
    *****    Incorporated by reference to exhibits filed with the Registrant's
             Report on Form 8-K, dated April 27, 1999.
        !    Incorporated by reference to exhibits filed with the
             Registrant's Report on Form 10-K for the year ended December
             31, 1995.
       !!    Incorporated by reference to Annex A to the Registrant's Proxy
             Statement for the Annual Meeting of Stockholders held on May
             16, 1996.
      !!!    Incorporated by reference to exhibit 4.8 to the Registrant's
             Report on Form 10-Q for the quarter ended
             June 30, 1998.
     !!!!    Incorporated by reference to exhibit 10.10 to the Registrant's
             Report on Form 10-K for the fiscal year
             ended December 31, 1996.
    !!!!!    Incorporated by reference to exhibits filed with the
             Registrant's Report on Form 8-K, dated May 2, 1997.



                                 SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30 th day of March, 2000.

                                   NIAGARA CORPORATION


                                   By:  /s/ Michael Scharf
                                        --------------------------------------
                                         Michael Scharf
                                         Chairman of the Board
                                         Chief Executive Officer and President



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                            Chairman of the Board,
 /s/ Michael Scharf                                         President and Chief Executive                 March 30, 2000
 ---------------------------------------
      Michael Scharf                                        Officer


                                                            Vice President,
                                                            Chief Financial and
/s/   Raymond Rozanski                                      Principal Accounting                          March 30, 2000
---------------------------------------
      Raymond Rozanski                                      Officer


/s/    Gilbert D. Scharf                                    Secretary and Director                        March 30, 2000
---------------------------------------
      Gilbert D. Scharf


/s/   Frank Archer                                          Director                                      March 30, 2000
---------------------------------------
      Frank Archer


/s/   Gerald L. Cohn                                        Director                                      March 30, 2000
---------------------------------------
      Gerald L. Cohn


/s/   Andrew R. Heyer                                       Director                                      March 30, 2000
---------------------------------------
      Andrew R. Heyer


/s/   Douglas T. Tansill                                    Director                                      March 30, 2000
---------------------------------------
      Douglas T. Tansill




                                                          NIAGARA CORPORATION
                                                             AND SUBSIDIARIES

                                                                        INDEX

-------------------------------------------------------------------------------


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS         S-2

         FINANCIAL STATEMENT SCHEDULE I:
              Condensed Financial Information of Registrant:
              Balance Sheets                                        S-3
              Statements of Operations                              S-4
              Statements of Stockholders' Equity                    S-5
              Statements of Cash Flows                              S-6
              Notes to Condensed Financial Statements               S-7

         FINANCIAL STATEMENT SCHEDULE II:
              Valuation and Qualifying Accounts                     S-8











         All other schedules have been omitted because they are inapplicable or not required or the information is included in the consolidated financial statements or the notes thereto.




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Niagara Corporation
New York, New York

The audits referred to in our report dated February 18, 2000 relating to the consolidated financial statements of Niagara Corporation and its subsidiaries (together, the "Company"), which is contained in Item 8 of Form 10-K, include the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
BDO Seidman, LLP


New York, New York

February 18, 2000




                                                                                                       NIAGARA CORPORATION
                                                                                                          AND SUBSIDIARIES
                                                                                                                SCHEDULE I

                                                                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                                            BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
December 31,                                                                            1998                         1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash and cash equivalents                                          $              100,135            $         601,931
    Other current assets                                                            1,267,247                      492,256
--------------------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                               1,367,382                    1,094,187
PROPERTY AND EQUIPMENT, NET                                                           136,550                      552,800
INVESTMENT IN AND NET ADVANCES TO SUBSIDIARIES                                     53,289,297                   61,687,562
OTHER ASSETS, NET                                                                      80,352                       74,492
--------------------------------------------------------------------------------------------------------------------------
                                                                       $           54,873,581            $      63,409,041
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accrued expenses                                                   $              343,038            $          86,285
    Advances from subsidiary                                                                -                    6,861,478
---------------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                     $              343,038            $       6,947,763
---------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES 9, 10 AND
    14 TO THE CONSOLIDATED FINANCIAL STATEMENTS)
STOCKHOLDERS' EQUITY (SEE NOTES 2, 7, 8 AND 10 TO THE CONSOLIDATED
    FINANCIAL STATEMENTS):
        Preferred stock, $.001 par value - 500,000                                          -                            -
            shares authorized, none outstanding
        Common stock, $.001 par value - 15,000,000
            shares authorized, 9,997,455 issued                                         9,998                        9,998
        Additional paid-in capital                                                 50,111,675                   50,111,675
        Retained earnings                                                           8,384,835                   12,141,460
        Accumulated other comprehensive loss                                       (1,076,000)                    (175,644)
--------------------------------------------------------------------------------------------------------------------------
                                                                                   57,430,508                   62,087,489
        Treasury stock, at cost, 485,880 and 1,034,509
            shares                                                                 (2,899,965)                  (5,626,211)
--------------------------------------------------------------------------------------------------------------------------
                 TOTAL STOCKHOLDERS' EQUITY                            $           54,530,543            $      56,461,278
--------------------------------------------------------------------------------------------------------------------------
                                                                       $           54,873,581            $      63,409,041
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




                                                                                                       NIAGARA CORPORATION
                                                                                                          AND SUBSIDIARIES
                                                                                                                SCHEDULE I

                                                                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                                  STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------



Year ended December 31,                                                 1997                    1998                   1999
---------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Management fees from subsidiaries                 $            1,125,000            $  1,350,000        $     1,838,175
     (Note 2)
EXPENSES:
    General and administrative expenses                            1,217,817               2,405,744              2,069,283
----------------------------------------------------------------------------------------------------------------------------
                                                                     (92,817)             (1,055,744)              (231,108)
OTHER INCOME:
    Equity in net income of subsidiaries                           1,910,600               7,040,774              3,880,171
    Interest income                                                   94,535                 172,076                 28,562
-----------------------------------------------------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX RECOVERIES                        1,912,318               6,157,106              3,677,625
-----------------------------------------------------------------------------------------------------------------------------
INCOME TAX RECOVERIES                                                      -                 353,000                 79,000
NET INCOME                                            $            1,912,318             $ 6,510,106        $     3,756,625
===========================================================================================================================
EARNINGS PER SHARE - BASIC:
    Net income per share - basic                      $                  .45             $       .66        $           .40
===========================================================================================================================
EARNINGS PER SHARE - DILUTED:
    Net income per share - diluted                    $                  .38             $       .64        $           .40
===========================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (SEE NOTE 15 TO THE CONSOLIDATED
    FINANCIAL STATEMENTS):
        Basic                                                      4,246,925               9,879,528              9,350,189
        Diluted                                                    5,095,350              10,249,954              9,357,114
===========================================================================================================================

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






                                                                                                NIAGARA CORPORATION
                                                                                                   AND SUBSIDIARIES
                                                                                                         SCHEDULE I

                                                                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------



Years ended December 31, 1997, 1998 and 1999
--------------------------------------------------------------------------------------------------------------------
                                                          Common stock
                                                   ------------------------------                     Retained
                                                      Number of                     Additional        earnings
                                                       shares          Amount     paid-in capital     (deficit)
-------------------------------------------------- --------------- -------------- ---------------  ---------------
BALANCE, JANUARY 1, 1997                                 3,668,750 $        3,669 $    15,560,127  $       (37,589)
Shares issued (a)                                          285,715            286       1,321,146                -
Shares issued (b)                                        6,042,990          6,043      33,230,402                -
Net income for the year                                          -              -               -        1,912,318
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER31, 1997                                9,997,455          9,998      50,111,675        1,874,729
-------------------------------------------------- --------------- -------------- ---------------  ---------------
Comprehensive income:
    Net income for the year                                      -              -               -        6,510,106
    Minimum pension liability adjustment
        ($1,764,000, net of tax benefit of $688,000)             -              -               -                -
--------------------------------------------------------------------------------------------------------------------
        TOTAL COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at cost (c)                          -              -               -                -
BALANCE, DECEMBER31, 1998                                9,997,455          9,998      50,111,675        8,384,835
-------------------------------------------------- --------------- -------------- ---------------  ---------------
Comprehensive income:
    Net income for the year                                      -              -               -        3,756,625
    Foreign currency translation adjustments                     -              -               -                -
    Minimum pension liability adjustment
        ($1,456,000, net of tax expense of
        $568,000)                                                -              -               -                -
        TOTAL COMPREHENSIVE INCOME
Purchase of treasury stock, at cost (d)                          -              -               -                -
-------------------------------------------------- --------------- -------------- ---------------  ---------------
BALANCE, DECEMBER 31, 1999                               9,997,455 $        9,998 $    50,111,675  $    12,141,460
================================================== =============== ============== ===============  ===============



[CHART CONTINUED]

Years ended December 31, 1997, 1998 and 1999

                                                       Accumulated
                                                          other                                Total
                                                      comprehensive     Treasury stock,     Stockholders'
                                                         loss              at cost            Equity
--------------------------------------------------  ------------------ ------------------  ---------------
BALANCE, JANUARY 1, 1997                                $            - $                -  $    15,526,207
Shares issued (a)                                                    -                  -        1,321,432
Shares issued (b)                                                    -                  -       33,236,445
Net income for the year                                              -                  -        1,912,318
BALANCE, DECEMBER 31, 1997                                           -                  -       51,996,402
--------------------------------------------------  ------------------ ------------------  ---------------
Comprehensive income:
    Net income for the year                                          -                  -        6,510,106
    Minimum pension liability adjustment
        ($1,764,000, net of tax benefit of $688,000)        (1,076,000)                 -       (1,076,000)
        TOTAL COMPREHENSIVE INCOME                                                               5,434,106
Purchase of treasury stock, at cost (c)                              -         (2,899,965)      (2,899,965)
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                  (1,076,000)        (2,899,965)      54,530,543
--------------------------------------------------  ------------------ ------------------  ---------------
Comprehensive income:
    Net income for the year                                          -                  -        3,756,625
    Foreign currency translation adjustments                    12,356                  -           12,356
    Minimum pension liability adjustment
        ($1,456,000, net of tax expense of
        $568,000)                                              888,000                  -          888,000
----------------------------------------------------------------------------------------------------------
        TOTAL COMPREHENSIVE INCOME                                                               4,656,981
-----------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at cost (d)                              -         (2,726,246)      (2,726,246)
--------------------------------------------------  ------------------ ------------------  ---------------
BALANCE, DECEMBER 31, 1999                          $         (175,644)$       (5,626,211) $    56,461,278
==================================================  ================== ==================  ===============

-------------------

(a)   On April 18, 1997, Niagara Corporation issued 285,715 shares of its Common Stock in connection with the subordinated debt portion of the financing for the acquisition of LaSalle.
(b)   Proceeds from exercise of Warrants during December 1997.
(c)   During the year ended December 31, 1998, Niagara Corporation repurchased 485,880 shares of its Common Stock at a cost of $2,899,965.
(d)   During the year ended December 31, 1999, Niagara Corporation repurchased 548,629 shares of its Common Stock at a cost of $2,726,246.

=========================================================================================================================

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




                                                                                                           NIAGARA CORPORATION
                                                                                                              AND SUBSIDIARIES
                                                                                                                    SCHEDULE I

                                                                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                                      STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------



Year ended December31,                                                      1997                   1998                   1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $            1,912,318 $            6,510,106 $            3,756,625
-------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
        Amortization                                                      19,622                 18,204                 16,906
        Equity in net income of subsidiaries                          (1,910,600)            (7,040,774)            (3,880,171)
        (Increase) decrease in other assets                           (1,824,065)               688,837                780,851
        Increase (decrease) in accrued expenses                          587,107             (1,246,787)              (256,753)
-------------------------------------------------------------------------------------------------------------------------------
            TOTAL ADJUSTMENTS                                         (3,127,936)            (7,580,520)            (3,339,167)
------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                                 (1,215,618)            (1,070,414)               417,458
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                     -               (137,140)              (433,156)
     Investment in subsidiaries                                      (21,400,000)                     -             (6,070,875)
     Advances, subsidiaries, net                                         368,275             (8,152,429)             9,314,615
------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                                (21,031,725)            (8,289,569)             2,810,584
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of Warrants                               33,236,445                      -                      -
     Payments to acquire treasury stock                                        -             (2,899,965)            (2,726,246)
-------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                                 33,236,445             (2,899,965)            (2,726,246)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                      10,989,102            (12,259,948)               501,796
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,370,981             12,360,083                100,135
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $           12,360,083 $              100,135 $              601,931
===============================================================================================================================

                                                                      See accompanying notes to condensed financial statements.


                                          NIAGARA CORPORATION AND SUBSIDIARIES
                                                                    SCHEDULE I

                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



1.         STATEMENT OF               The accompanying condensed financial
           ACCOUNTING POLICY          statements have been prepared by Niagara
                                      Corporation ("Niagara") pursuant to
                                      the rules and regulations of the
                                      Securities and Exchange Commission.
                                      Certain information and footnote
                                      disclosures normally included in
                                      financial statements prepared in
                                      accordance with generally accepted
                                      accounting principles have been
                                      condensed or omitted pursuant to
                                      these rules and regulations. It is,
                                      therefore, suggested that these
                                      condensed financial statements be
                                      read in conjunction with the
                                      consolidated financial statements and
                                      notes thereto.

2.         RESTRICTIONS ON            Niagara's subsidiary, Niagara LaSalle
           DISTRIBUTIONS              Corporation ("Niagara LaSalle"), which
                                      was acquired on August 16, 1995, has a
                                      revolving line of credit and term
                                      loan agreement with a bank which
                                      contains certain restrictions on the
                                      payment of dividends. Niagara LaSalle
                                      is permitted, however, to pay
                                      management fees to Niagara and, in
                                      the years ended December 31, 1997,
                                      1998 and 1999, $1,125,000, $1,350,000
                                      and $1,350,000, respectively, of such
                                      management fees were included as
                                      revenues in the accompanying
                                      condensed financial statements, but
                                      have been eliminated in the
                                      consolidated financial statements.

                                      Niagara's subsidiary, Niagara LaSalle
                                      (UK) Limited ("Niagara UK"), which
                                      was formed to acquire the equipment,
                                      inventory and certain other assets of
                                      the steel bar businesses of Glynwed
                                      Steels Limited, has bank facilities
                                      and invoice discounting agreements
                                      which contain certain restrictions on
                                      the payment of dividends. Niagara UK
                                      is permitted, however, to pay
                                      management fees to Niagara and, in
                                      the period May 22 through December
                                      31, 1999, $488,175 ((pound)300,000)
                                      of such management fees were included
                                      as revenues in the accompanying
                                      condensed financial statements but
                                      have been eliminated in the
                                      consolidated financial statements.




                                                                                                        NIAGARA CORPORATION
                                                                                                           AND SUBSIDIARIES
                                                                                                                SCHEDULE II

                                                                                          VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------------------------------------------


Years ended December 31, 1997, 1998 and 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                    ----------------------------------

                                      Balance at                         Charged to                           Balance at
                                      beginning                           costs and                             end of
                                       of year            Other           expenses          Deductions           year
---------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
    Allowance for doubtful
        accounts                   $789,000         $        -        $136,000          $       -              $925,000
===========================================================================================================================
DECEMBER 31, 1998
    Allowance for doubtful
        accounts                   $727,000         $        -        $ 62,000          $       -              $789,000
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997:
    Allowance for doubtful
        accounts                   $233,000         $397,000(1)       $101,000          $4,000(2)              $727,000
===========================================================================================================================


-------------------
(1)     Balance in allowance for doubtful accounts for LaSalle Steel Company at April 1, 1997.
(2)     Accounts written off.

===========================================================================================================================




                               EXHIBIT INDEX


Exhibit No.                 Description
-----------                 -----------

4.8                Sixth Amendment for the Credit
                       Agreement, effective as of December 31, 1999.
10.14              Form of Niagara LaSalle (UK) Limited Lease.
10.15              Form of Niagara LaSalle (UK) Limited Side Deed.
10.16              Form of Niagara LaSalle (UK) Limited Option Agreement.
10.17              Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.

21                 Subsidiaries of the Registrant.
27                 Financial Data Schedule.