Form 10-K/A
period 1999-12-31
NIAGARA CORP
filed 2000-05-01
CIK 710976

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

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT
TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN.  YES X   NO  .

        AS OF APRIL 25, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $25,293,303 (ASSUMES THE REGISTRANT'S OFFICERS, DIRECTORS AND ALL STOCKHOLDERS HOLDING 5% OF THE OUTSTANDING SHARES ARE AFFILIATES).

        THERE WERE 8,738,246 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 25, 2000.

        DOCUMENTS INCORPORATED BY REFERENCE: NONE.

        This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 1999 (the "Form 10-K"). As stated in the Form 10-K, the Items comprising
Part III thereof would be filed by amendment or incorporated by reference from Niagara's Proxy Statement for its 2000 Annual Meeting of Stockholders.


                                  PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

        Certain information with respect to the directors of Niagara is set forth below.

        MICHAEL J. SCHARF, 57, has been the Chairman of the Board, President and Chief Executive Officer of Niagara since its inception in 1993. He has also served as the Chairman of the Board and Chief Executive Officer of Niagara LaSalle Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle") since the dates of their acquisition by Niagara and Niagara LaSalle, respectively, and currently holds various other positions with such subsidiaries. Since March 1999, Mr. Scharf has also been the Chairman of the Board and a director of Niagara LaSalle (UK) Limited ("Niagara UK"), a subsidiary of Niagara which acquired eight U.K. steel bar businesses during May 1999. Since August 1994, Mr. Scharf has been a director of Maxcor (see below), and until August 1997, was also a Vice President of Maxcor and its Secretary and Treasurer. Since December 1997, Mr. Scharf has been a director of Worlds Inc., a development stage company which designs, develops and markets three-dimensional music-oriented Internet sites, and until April 1999, was also its Chairman of the Board. Since August 1989, Mr. Scharf also has been a private investor. From October 1983 to August 1989, he was the Chairman and Chief Executive Officer of Edgcomb Steel of New England, Inc. and its successor corporation, Edgcomb Corporation, which was, from 1984 to 1989, one of the largest independent metals service center and distribution companies in the United States. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from the Harvard Business School.

        GILBERT D. SCHARF, 51, has been the Secretary and a director of Niagara since its inception, and until March 1998, was also a Vice President of Niagara and its Treasurer. He has also served as a director of Niagara LaSalle and LaSalle since the dates of their acquisition by Niagara and Niagara LaSalle, respectively. Since August 1994, Mr. Scharf has been Chairman of the Board, President and Chief Executive Officer of Maxcor Financial Group Inc., a holding company with operating subsidiaries in the financial services industry ("Maxcor"), and, currently holds the same positions with Euro Brokers Investment Corporation, a financial services company and subsidiary of Maxcor, as well as of a number of its subsidiaries. Since 1989, Mr. Scharf also has been a private investor and Chairman of Scharf Advisors, Inc. Mr. Scharf received a B.A. degree from Duke University.

        FRANK ARCHER, 63, has been a director of Niagara since May 1998. Mr. Archer has been the President and a director of Niagara LaSalle since its formation in 1986 and the President and a director of LaSalle since April 1997 when it was acquired by Niagara LaSalle. Mr. Archer received a Certificate in Tool and Die Design from the Cleveland Engineering Institute and an Associates degree from John Carroll University. He also attended the Advanced Management Program at the Harvard Business School.

        GERALD L. COHN, 71, has been a director of Niagara since its inception. Mr. Cohn is a private investor who, since 1968, has been involved in the financing and acquisition of companies, including AgMet, Inc., a refiner of precious metals and a recycler of ferrous and non-ferrous metals, Cadillac Cable Corp., a multi-plant manufacturer of copper and aluminum building wire, Pepco, Inc., a ferrous and non-ferrous metal recycler and ferrous stevedoring and shipping company, and DVI, Inc., a health service finance company for which Mr. Cohn currently serves as a financial advisory consultant and a director. He is also a director of Diametrics Medical, Inc. and Frazier Healthcare Investments, L.P. Mr. Cohn attended Penn State University. He is a member of the Board's Audit Committee and the Chairman of its Compensation Committee.

        ANDREW R. HEYER, 42, has been a director of Niagara since its inception. Between February 1990 and August 1995, Mr. Heyer was a Managing Director and co-head of the Argosy Group L.P., a financial advisory firm. Since August 1995, Mr. Heyer has been a Managing Director of CIBC World Markets Corp. (formerly CIBC Oppenheimer Corp.), an investment banking firm. He is also the Chairman of Hain Food Group, Inc. and a director of Hayes Lemmerz International, Inc., Fairfield Corporation and Spectrasite Holdings, Inc. Mr. Heyer received a B.S. degree and an M.B.A. from the Wharton School of the University of Pennsylvania. He is the Chairman of the Board's Audit Committee.

        DOUGLAS T. TANSILL, 61, has been a director of Niagara since March 1998. From December 1994 through August 1998, Mr. Tansill was a Managing Director, and since August 1998 he has been an Advisory Director, in the Investment Banking Division at Paine Webber Incorporated, an independent national securities firm. Prior to December 1994, Mr. Tansill was a Managing Director of Kidder, Peabody and Co. Incorporated and from May 1987 to December 1994 was a member of the Board of Directors of such firm. Mr. Tansill received a B.A. degree from Trinity College and an M.B.A. from the Harvard Business School. He is a member of the Board's Audit and Compensation Committees.


EXECUTIVE OFFICERS

        Set forth below is certain information with respect to each of the executive officers of Niagara who is not also a director of Niagara.

        RAYMOND ROZANSKI, 54, has been a Vice President and the Treasurer of Niagara since March 1998, Executive Vice President, Secretary, Treasurer and a director of Niagara LaSalle since its formation and Executive Vice President, Treasurer and a director of LaSalle since it was acquired by Niagara LaSalle. Mr. Rozanski has also been the Secretary and a director of Niagara UK since March 1999. Mr. Rozanski received a B.S. degree in Business Administration from the State University of New York at Buffalo.

        MARC J. SEGALMAN, 41, has been a Vice President and the General Counsel of Niagara since September 1997, and since March 2000, has been Executive Vice President and General Counsel of Niagara LaSalle and LaSalle. From October 1987 to August 1997, Mr. Segalman was an attorney in the mergers and acquisitions group of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Segalman received an A.B. degree from Dartmouth College and a J.D. degree from the Boston University School of Law.

        Michael J. Scharf and Gilbert D. Scharf are brothers. There are no other family relationships among Niagara's directors or executive officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Niagara's directors, officers and persons who beneficially own more than 10% of a registered class of Niagara's equity securities ("10% stockholders") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and changes in ownership in Niagara's equity securities and to furnish Niagara with copies of all such forms. Based solely on its review of copies of such forms received by it, and written representations that no other reports were required, Niagara believes that all such Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders with respect to Niagara's fiscal year ended December 31, 1999 and its prior fiscal years were complied with on a timely basis.


ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


        The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its other executive officers as of December 31, 1999 (collectively, the "Named Executive Officers").


                                                             Long-Term Compensation
                                     Annual Compensation     ----------------------
                                     -------------------     Securities Underlying      All Other
     Executive Officer       Year    Base Salary   Bonus(1)  Options (No. of Shares)  Compensation(2)
     -----------------       ----    -----------   -----     -----------------------  ---------------
Michael J. Scharf            1999   $ 480,000        --              600,000             $   11,857
  Chairman, Chief Executive  1998   $ 480,000     $ 200,000               --             $   12,074
    Officer and President    1997   $ 400,000(3)  $ 200,000          100,000             $    2,270

Frank Archer(4)              1999   $ 225,000        --              100,000             $   12,000
  President of Niagara       1998   $ 225,000     $ 150,000               --             $   13,940
    LaSalle and LaSalle

Raymond Rozanski(5)          1999   $ 225,000        --              100,000             $   12,000
  Vice President and         1998   $ 225,000     $ 150,000               --             $   13,904
    Treasurer

Marc J. Segalman (6)         1999   $ 225,000        --                   --             $   12,000
  Vice President and         1998   $ 225,000     $  50,000           25,000(7)          $    6,882
    General Counsel          1997   $  75,000        --               50,000             $      406

----------------------

(1)   Paid in subsequent year.

(2) Amounts include (i) employer matching and additional contributions under the Niagara/LaSalle 401(k) Retirement Savings Plan equal to a 100% match for the first 3% of employee contributions, a 50% match for the next 2% of employee contributions and an additional employer contribution equal to 2% of earnings, subject, in each case, to certain limitations, (ii) annual premiums ranging from $406 to $1,624 on life insurance policies providing coverage for such officers of two times annual salary, up to a maximum of $250,000 and (iii) annual premiums ranging from $329 to $1,283 on long-term disability policies providing for, in the event of disability, two-thirds of monthly earnings, up to a maximum of $4,500 per month. Certain perquisites and other personal benefits that aggregate in each case to less than the lesser of either $50,000 or 10% of the Named Executive Officer's annual salary and bonus have been omitted pursuant to Item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(3) Based on an annual salary of $480,000 set by the Compensation Committee in April 1997, effective May 1, 1997.

(4) Mr. Archer became an executive officer of Niagara (for purposes of the SEC's applicable rules) in March 1998.

(5) Mr. Rozanski became a Vice President of Niagara and its Treasurer in March 1998.

(6) Mr. Segalman became a Vice President of Niagara and its General Counsel in September 1997. His compensation for 1997 relates to a partial year (reflecting an annual base salary of $225,000).

(7) Reflects the repricing on December 15, 1998 of an option granted on September 8, 1997.


STOCK OPTION GRANTS

        The following table sets forth certain information concerning stock options granted during 1999 to each Named Executive Officer. All such options were granted under Niagara's 1995 Stock Option Plan.


                                              STOCK OPTION GRANTS IN 1999


                                                                                          Potential Realizable Value
                     Number of            % of Total Options    Exercise                  at Assumed Annual Rates of
                     Shares Underlying    Granted to All        Price Per   Expiration    Stock Price Appreciation
Executive Officer    Options Granted      Employees in 1999     Share       Date          for Option Term
-----------------    -----------------    ------------------    ---------   ----------    --------------------------
                                                                                                5%         10%
                                                                                                --         ---
Michael J. Scharf     600,000 (1)               70.6            $ 5.875     1/28/09 (2)   $  2,220,000  $ 5,622,000

Frank Archer          100,000 (1)               11.8            $ 5.875     1/28/09 (2)   $    370,000  $   937,000

Raymond Rozanski      100,000 (1)               11.8            $ 5.875     1/28/09 (2)   $    370,000  $   937,000

(1) On January 28, 1999, Messrs. Michael Scharf, Archer and Rozanski were granted non-qualified stock options to purchase the number of shares of Niagara Common Stock set forth opposite their names. Each option is currently exercisable as to 20% of the underlying shares and will become exercisable as to an additional 20% of the underlying shares on each of the second through fifth anniversaries of the date of grant, provided that such Named Executive Officer is then employed by Niagara or one of its subsidiaries. Upon the occurrence of a "change in control" of Niagara (as defined in Niagara's 1995 Stock Option
      Plan), such options will become exercisable in full.

(2) Expires on the earlier of January 28, 2009 and 90 days after the termination of the Named Executive Officer's employment with Niagara and its subsidiaries.


STOCK OPTION EXERCISES AND FISCAL YEAR END VALUES

        No stock options were exercised by any of the Named Executive Officers during 1999.

        The following table sets forth, for each Named Executive Officer, the number of shares of Niagara Common Stock underlying the total number of stock options held by him at Niagara's December 31, 1999 fiscal year end. Based on the closing price for Niagara Common Stock as of such date, none of the stock options granted by Niagara to its Named Executive Officers were in-the-money.


                 EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                              FISCAL YEAR END


                           Number of Shares Underlying
                         Options at 1999 Fiscal Year End
                         -------------------------------
Name                      Exercisable    Unexercisable
----                      -----------    -------------

Michael J. Scharf             160,000          740,000

Frank Archer                  230,000          120,000

Raymond Rozanski              230,000          120,000

Marc J. Segalman               30,000           20,000


PENSION PLAN TABLE

     The following table sets forth estimated annual benefits payable to Michael Scharf upon his retirement from Niagara under his Employment Agreement (see "EXECUTIVE COMPENSATION-Employment Contracts - Michael Scharf") based upon estimates of his Final Average Pay (as described below) and years of service with Niagara.


                             PENSION PLAN TABLE

                              Years of Service

 Final Average Pay          10              15              20
 -----------------          --              --              --

      $500,000           $125,000        $187,500        $250,000

      $550,000           $137,500        $206,250        $275,000

      $600,000           $150,000        $225,000        $300,000

      $650,000           $162,500        $243,750        $325,000

      $700,000           $175,000        $262,500        $350,000


      Mr. Scharf's Employment Agreement provides that he will be entitled, commencing on the first day of the month following his termination of employment with Niagara, to receive an annual retirement benefit equal in amount to his Final Average Pay, multiplied by the product of his years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to his surviving spouse during her lifetime. Final Average Pay is defined in Mr. Scharf's Employment Agreement to mean the highest average of his combined annual salary and bonus over a three- consecutive-year period during the ten-year period immediately preceding the year in which he incurs a termination of his employment with Niagara. Accordingly, Mr. Scharf's current Final Average Pay is $586,667. He has 6.67 years of service with Niagara as of December 31, 1999. The estimated annual benefits set forth in the Pension Plan Table are computed on a straight-life annuity basis, commencing at normal retirement age, and are not subject to any deduction for social security or other offsetting amounts.


EMPLOYMENT CONTRACTS

Michael Scharf

     Niagara and Niagara LaSalle entered into an employment agreement with Michael Scharf dated as of January 1, 1999 ("Employment Agreement"), providing, among other things, that he will continue to serve as the Chairman, Chief Executive Officer and President of Niagara and the Chairman and Chief Executive Officer of Niagara LaSalle for the term of the Employment Agreement. Such term will be for five years, subject to annual one-year extensions commencing on January 1, 2002 unless Niagara or Mr. Scharf provides the other with timely notice not to extend. The Employment Agreement provides that Mr. Scharf will be entitled to (i) an annual base salary ("Annual Base Salary") of not less than $480,000; (ii) a performance-based annual incentive bonus subject to the approval of Niagara's stockholders (which was approved at Niagara's 1999 Annual Meeting of Stockholders); (iii) a supplemental annual retirement benefit ("SERP") equal in amount to Mr. Scharf's Final Average Pay (as defined in the Employment Agreement), multiplied by the product of Mr. Scharf's years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to Mr. Scharf's surviving spouse during her lifetime; (iv) annual grants of stock options as determined by the Compensation Committee of Niagara's Board of Directors; and (v) medical coverage and specified fringe benefits.

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

Frank Archer and Raymond Rozanski

     Niagara and Niagara LaSalle entered into employment agreements with each of Frank Archer and Raymond Rozanski (each, an "Executive") dated August 16, 1995 (the "Archer/Rozanski Agreements"), providing, among other things, that they will continue to serve as President and Executive Vice President, respectively, of Niagara LaSalle for a period of five years. The Archer/Rozanski Agreements provide that each Executive will be entitled to
(i) an annual base salary of not less than $175,000 adjusted for increases in the consumer price index (which amount has subsequently been increased to $225,000); (ii) cash bonuses determined by the Compensation Committee of Niagara's Board of Directors; (iii) options to purchase 200,000 shares of Niagara Common Stock ("Options"); (iv) medical, dental and life insurance coverage; and (v) certain specified fringe benefits.

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


COMPENSATION OF DIRECTORS

     The members of the Board of Directors are compensated in a manner and at a rate determined from time to time by the full Board. Since 1996, Niagara has granted non-qualified stock options to its outside directors as compensation for their service as a director. On January 28,1999, each member of the Board of Directors, other than Michael Scharf and Frank Archer, received as compensation for his service as a director, a non-qualified stock option (collectively, the "Director Options") to purchase 10,000 shares of Niagara Common Stock exercisable at $5.875 per share. Each Director Option became exercisable as to 2,000 of the underlying shares on the date of grant and becomes exercisable as to an additional 2,000 of the underlying shares on each of the first through fourth anniversaries of the date of grant, provided the holder is then serving as a director of Niagara. Upon a "change in control" of Niagara (as defined in Niagara's 1995 Stock Option Plan), each Director Option will become exercisable in full.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is currently comprised of Gerald L. Cohn and Douglas T. Tansill. There are no
"interlocks" as defined by the SEC with respect to any director who serves or for any part of 1999 served as a member of the Compensation Committee.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is certain information concerning beneficial ownership of Niagara's Common Stock as of April 25, 2000 by (i) each director of Niagara, (ii) each Named Executive Officer, (iii) all directors and executive officers of Niagara as a group and (iv) based on public filings made through April 25, 2000, persons known by Niagara to be the beneficial owners of 5% or more of the outstanding shares of Niagara Common Stock.


                                                                                   PERCENTAGE
                     NAME (1)                             NUMBER OF SHARES (2)  BENEFICIALLY OWNED (3)
                     ----                                 ----------------      ------------------
Michael J. Scharf..................................             1,519,200  (4)        16.8%
Gilbert D. Scharf..................................               576,700  (5)         6.6%
Raymond Rozanski...................................               266,250  (6)         3.0%
Frank Archer.......................................               260,000              2.9%
Andrew R. Heyer....................................                58,500               *
Gerald L. Cohn.....................................                45,000               *
Douglas T. Tansill.................................                32,000               *
Marc J. Segalman ..................................                30,000               *
All directors and executive officers as a group
 (eight persons)...................................             2,787,650             28.7%
Dimensional Fund Advisors Inc. (7).................               493,900              5.7%

*  Less than 1%

(1) The address of each stockholder, other than Dimensional Fund Advisors Inc. ("Dimensional"), is c/o Niagara Corporation, 667 Madison Avenue, 11th Floor, New York, New York 10021. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(2) Includes shares of Niagara Common Stock issuable upon the exercise of stock options held by the stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options"). Beneficial Ownership of Exercisable Options is as follows: Michael J. Scharf -- 300,000; Gilbert D. Scharf -- 35,000; Raymond Rozanski -- 260,000; Frank Archer -- 260,000; Andrew R. Heyer -- 35,000; Gerald L. Cohn -- 35,000; Douglas T. Tansill -- 12,000; Marc J. Segalman -- 30,000; and all directors and executive officers as a group -- 967,000.

(3) Based upon 8,738,246 shares of Niagara Common Stock outstanding as of April 25, 2000, plus any shares of Niagara Common Stock issuable upon the exercise of Exercisable Options held by the stockholder (but not by any other stockholder).

(4)   Includes 205,000 shares of Niagara Common Stock held by the Michael
      J. Scharf 1987 Grantor Income Trust and 194,500 shares of Common Stock held by the Scharf Family 1989 Trust. Michael Scharf is trustee of both of these trusts.

(5)   Includes 238,700 shares of Niagara Common Stock held by the Gilbert
      D. Scharf Living Trust, of which Gilbert Scharf is the sole trustee.

(6) Includes 6,250 shares of Niagara Common Stock held by a trust for the benefit of Mr. Rozanski's children, of which Mr. Rozanski's wife is trustee. Mr. Rozanski disclaims beneficial ownership of such shares.

(7) Information with respect to Dimensional and its holdings of Niagara Common Stock is based on Dimensional's Schedule 13G filed with the SEC on February 3, 2000.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        Andrew Heyer, a director of Niagara, is a Managing Director of CIBC World Markets Corp. which has provided investment banking and financial advisory services to Niagara and Niagara LaSalle prior to 1999. CIBC World Markets Corp. is a subsidiary of CIBC Inc., which is one of five banks who are parties to a $90 million revolving credit and term loan agreement with Niagara LaSalle and LaSalle, the obligations of which are guaranteed by Niagara. CIBC Inc.'s commitments under this credit agreement total $20 million. In addition, CIBC Inc. issued a (pound)9.8 million (approximately $15.7 million) standby letter of credit which indirectly secured Niagara UK's obligations under a (pound)19.8 million (approximately $31.7 million) bank facilities agreement guaranteed by Niagara and entered into on May 21, 1999 in connection with Niagara UK's acquisition of eight U.K. steel bar businesses. This letter of credit expired on December 31, 1999.

        On December 5, 1997, Niagara loaned Gilbert Scharf $600,000, the proceeds of which were used by him to exercise Redeemable Common Stock Purchase Warrants of Niagara, which, having been called for redemption, were not exercisable after December 11, 1997. The loan was evidenced by a Promissory Note (the "Original Note") executed by Mr. Scharf in favor of Niagara and due on December 4, 1998. Interest on the unpaid principal amount of the Original Note accrued at 5.68% per annum. The Original Note required installment payments of principal following the sale of shares of Niagara Common Stock by Mr. Scharf in amounts equal to the proceeds from such sales. In addition, the Original Note permitted prepayments of principal without premium or penalty. During December 1998, Niagara extended the maturity date of the Original Note by one year and Mr. Scharf paid $100,000 of principal and all accrued interest due thereunder. All other terms of the Original Note remained the same. The foregoing were reflected in an Amended and Restated Promissory Note dated December 15, 1998 and due on December 4, 1999 (the "Amended Note") issued by Mr. Scharf to Niagara in exchange for the Original Note. During December 1999, Mr. Scharf paid Niagara all amounts due on the Amended Note. Mr. Scharf is the Secretary and a director of Niagara and, until March 1998, was a Vice President of Niagara and its Treasurer. He is the brother of Michael Scharf who is the Chairman of the Board, Chief Executive Officer and President of Niagara.




                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2000.


                                     NIAGARA CORPORATION


                                     By: /s/ Michael J. Scharf
                                         -------------------------------------
                                         Michael J. Scharf
                                         Chairman of the Board
                                         Chief Executive Officer and President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/   Michael J. Scharf                  Chairman of the Board,
----------------------------------        Chief Executive Officer         April 28, 2000
       Michael J. Scharf                  and President


                                          Vice President,
 /s/   Raymond Rozanski                   Chief Financial and
---------------------------------         Principal Accounting            April 28, 2000
       Raymond Rozanski                   Officer


/s/    Gilbert D. Scharf                  Secretary and Director          April 28, 2000
---------------------------------
       Gilbert D. Scharf


/s/    Frank Archer                       Director                        April 28, 2000
---------------------------------
       Frank Archer


/s/    Gerald L. Cohn                     Director                        April 28, 2000
---------------------------------
       Gerald L. Cohn


/s/    Andrew R. Heyer                    Director                        April 28, 2000
---------------------------------
       Andrew R. Heyer


/s/    Douglas T. Tansill                 Director                        April 28, 2000
---------------------------------
       Douglas T. Tansill