Form 10-Q
period 2000-03-21
NIAGARA CORP
filed 2000-05-15
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                         For the Quarter Ended March 31, 2000

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


                             667 Madison Avenue
                          New York, New York 10021
                  ----------------------------------------
                  (Address of principal executive offices)

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO
                                                     -----     ------

Number of shares of Common Stock outstanding at March 31, 2000

      Common Stock, par value $.001 per share              8,738,246
      ---------------------------------------          ------------------
                 (Class)                               (Number of Shares)




NIAGARA CORPORATION

INDEX TO MARCH 2000 FORM 10-Q
----------------------------------------------------------------------------
                                                                      PAGE

PART I - FINANCIAL INFORMATION

  FINANCIAL STATEMENTS (UNAUDITED):
      NIAGARA CORPORATION
            BALANCE SHEETS.........................................       3
            STATEMENTS OF OPERATIONS...............................       4
            STATEMENT OF STOCKHOLDERS' EQUITY......................       5
            STATEMENTS OF CASH FLOWS...............................       6
            NOTES TO FINANCIAL STATEMENTS..........................    7-11

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.....................................   12-17

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......      17

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.......      18

PART II - OTHER INFORMATION........................................      18

SIGNATURES.........................................................      22




                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES

                                                                            BALANCE SHEETS
==========================================================================================
                                                           December 31,        March  31,
                                                                  1999             2000
------------------------------------------------------------------------------------------
                                                                              (unaudited)
ASSETS
CURRENT:
  Cash and cash equivalents                               $   2,234,181     $   5,412,046
  Trade accounts receivable, net of allowance for
    doubtful accounts of $925,000 and $981,000               53,126,071        63,977,544
  Accounts receivable, other                                  2,255,687                 -
  Inventories                                                59,441,872        62,958,693
  Deferred income taxes                                         957,000           957,000
  Other current assets                                        3,112,453         5,638,286
------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                 121,127,264       138,943,569
Property, plant and equipment, net of accumulated
  depreciation of $21,160,043 and $23,606,178               102,983,882       101,101,506
Goodwill, net of accumulated amortization of
  $300,077 and $319,460                                       2,022,061         2,002,678
Deferred financing costs, net of accumulated
  amortization of $295,168 and $322,840                         479,832           452,160
Intangible pension asset                                        474,000           474,000
Other assets, net of accumulated amortization of
  $414,213 and $445,513                                         847,260           725,714
------------------------------------------------------------------------------------------
                                                          $ 227,934,299     $ 243,699,627
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                        $  50,191,265     $  61,555,009
  Accrued expenses                                            9,506,238        15,440,403
  Current maturities of long-term debt                        6,410,741         6,891,888
------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                             66,108,244        83,887,300
OTHER:
  Long-term debt, less current maturities                    87,387,943        84,790,943
  Accrued pension cost                                        2,690,987         2,411,490
  Accrued other postretirement benefits                       5,331,586         5,240,110
  Deferred income taxes                                       9,849,000         9,849,000
  Other noncurrent liabilities                                  105,261            92,520
------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                    171,473,021       186,271,363
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value - 500,000 shares
    authorized; none outstanding                                      -                 -
  Common stock, $.001 par value - 15,000,000 shares
    authorized; 9,997,455 issued                                  9,998             9,998
  Additional paid-in capital                                 50,111,675        50,111,675
  Retained earnings                                          12,141,460        14,277,149
  Accumulated other comprehensive loss                         (175,644)         (369,373)
------------------------------------------------------------------------------------------
                                                             62,087,489        64,029,449
  Treasury stock, at cost, 1,034,509 and 1,259,209
   shares                                                    (5,626,211)       (6,601,185)
------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                             56,461,278        57,428,264
------------------------------------------------------------------------------------------
                                                          $ 227,934,299     $ 243,699,627
==========================================================================================

                                           See accompanying notes to financial statements.



                                                                NIAGARA CORPORATION
                                                                   AND SUBSIDIARIES

                                                           STATEMENTS OF OPERATIONS
                                                                        (UNAUDITED)
===================================================================================
Three months ended March 31,                              1999             2000 (a)
-----------------------------------------------------------------------------------
NET SALES                                        $  49,380,153       $  89,999,423
COST OF PRODUCTS SOLD                               42,139,536          76,896,650
-----------------------------------------------------------------------------------
      GROSS PROFIT                                   7,240,617          13,102,773
OPERATING EXPENSES:
  Selling, general and administrative                4,104,668           7,889,529
-----------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                         3,135,949           5,213,244
OTHER INCOME (EXPENSE):
  Interest income                                        7,327                 187
  Interest expense                                    (895,780)         (1,867,929)
  Other income                                          71,258              68,187
-----------------------------------------------------------------------------------
      INCOME BEFORE INCOME TAXES                     2,318,754           3,413,689
INCOME TAXES                                           900,000           1,278,000
NET INCOME                                       $   1,418,754       $   2,135,689
-----------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                       $         .15       $         .24
-----------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                     $         .15       $         .24
-----------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                              9,511,575           8,881,632
  DILUTED                                            9,677,847           8,881,632
===================================================================================

(a) Includes the results of Niagara LaSalle (UK) Limited.

                                    See accompanying notes to financial statements.




                                                                                                        NIAGARA CORPORATION
                                                                                                           AND SUBSIDIARIES

                                                                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                (UNAUDITED)
===========================================================================================================================
Three Months ended March 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                 Common Stock                                  Accumulated
                             ------------------     Additional                     other        Treasury
                             Number of                paid-in     Retained    comprehensive       stock
                              shares     Amount       capital     earnings          loss         at cost           Total
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000     9,997,455   $9,998    $50,111,675   $12,141,460     $(175,644)    $(5,626,211)    $56,461,278
Net income for the
 period                           -         -            -         2,135,689          -               -          2,135,689
Foreign currency
 translation adjustments
 (Note 2)                         -         -            -              -         (193,729)           -           (193,729)
Purchase of treasury
 stock, at cost (a)               -         -            -              -             -           (974,974)       (974,974)
============================================================================================================================
BALANCE, MARCH 31, 2000      9,997,455   $9,998    $50,111,675   $14,277,149     $(369,373)    $(6,601,185)    $57,428,264
============================================================================================================================

(a) During the three months ended March 31, 2000, Niagara Corporation repurchased 224,700 of its Common Stock at a cost of
    $974,974. The shares repurchased are held as treasury stock.

                                                                             See accompanying notes to financial statements.





                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES

                                                                  STATEMENTS OF CASH FLOWS
                                                                               (UNAUDITED)
==========================================================================================
Three months ended March 31,                                      1999            2000(a)
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    1,418,754     $    2,135,689
------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          1,799,284          2,524,490
      Provision for doubtful accounts                           26,105             56,211
      Deferred income taxes                                    674,000                  -
      Accrued pension costs                                        350           (279,498)
      Accrued other postretirement benefits                       (215)           (91,477)
      Changes in assets and liabilities:
         Increase in accounts receivable                   (10,724,140)       (10,907,683)
         Decrease in accounts receivable - other                     -          2,255,687
         Increase in inventories                            (2,228,345)        (3,516,821)
         Increase in other assets, net                        (951,101)        (2,435,588)
         Increase in accounts payable and accrued
           expenses                                          9,536,579         17,297,911
------------------------------------------------------------------------------------------
           TOTAL ADJUSTMENTS                                (1,867,483)         4,903,232
------------------------------------------------------------------------------------------
           NET CASH (USED IN) PROVIDED BY OPERATING
             ACTIVITIES                                       (448,729)         7,038,921
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (1,954,891)          (563,759)
------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES            (1,954,891)          (563,759)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                               2,074,243                  -
  Repayment of long-term debt                                        -         (2,128,594)
  Payments to acquire treasury stock                                 -           (974,974)
------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                      2,074,243         (3,103,568)
------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                        -           (193,729)
------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (329,377)         3,177,865
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 440,654          2,234,181
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $      111,277     $    5,412,046
===========================================================================================
(a) Includes the cash flows of Niagara LaSalle (UK) Limited.

                                            See accompanying notes to financial statements.





                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                             NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                      MARCH 31, 2000 AND FOR THE PERIODS ENDED
                                         MARCH 31, 1999 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION    The accompanying financial statements are
                             unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
                             Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended
                             December 31, 1999.

2.  FOREIGN CURRENCY         Niagara LaSalle (UK) Limited ("Niagara UK"), an
    TRANSLATION AND          English company and a subsidiary of Niagara
    TRANSACTIONS             Corporation ("Niagara," and together with its
                             subsidiaries, the "Company"), uses British pounds sterling ("(pound)") as its functional currency and its accounts are translated to United States dollars in conformity with Statement of Financial
                             Accounting Standards ("SFAS") No. 52, "Foreign
                             Currency Translation." Assets and liabilities of this subsidiary are translated at the exchange rate in effect on March 31, 2000 and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period.
                             Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive income within the Statement of Stockholders'
                             Equity. Gains and losses resulting from foreign currency transactions are included in other income within the Statements of Operations.

3.  ACQUISITION OF U.K.      On May 21, 1999, Niagara UK purchased the
    STEEL BAR BUSINESSES     equipment, inventory and certain other assets of
                             the eight steel bar businesses of Glynwed Steels
                             Limitied ("Glynwed Steels"), an English company and a subsidiary of Glynwed International plc
                             ("Glynwed"). In consideration for the sale of such assets, Niagara UK paid Glynwed Steels
                             (pound)21,202,000 (approximately $34 million) in cash at the closing, (pound)3,015,500
                             (approximately $4.9 million) of which was returned to Niagara UK during the third quarter of 1999 as an adjustment to reflect the value of the net assets transferred. These steel bar businesses, which are engaged in hot rolling, cold finishing and distribution, currently consist of the following unincorporated trading units: Ductile Wesson, Gadd Dudley
                             Port, GB Longmore, Macreadys, Midland
                             Engineering Steels and W Wesson.

                             The financial statements include the results of Niagara UK from May 22, 1999. Accordingly, Niagara UK's results are included in the first quarter of 2000 but not in the first quarter of 1999.

                             The acquisition of the U.K. steel bar businesses was accounted for as a purchase. The purchase price for these businesses was approximately (pound)21,275,000 (approximately $34.4 million) which amount includes approximately (pound)1,302,000 (approximately $2.1 million) of acquisition costs and approximately (pound)1,787,000 (approximately $2.9 million) of estimated costs relating to the intended closure of certain facilities and intended consolidation of certain operations.

                             In connection with the acquisition of the U.K. steel bar businesses, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed providing for the lease or sublease by Niagara UK of 10 operating facilities and the assignments of 5 sales office leases. Pursuant to these agreements (i) the initial term of the lease is 10 years for 9 of the operating facilities and 5 years for the remaining operating facility at aggregate rents of (pound)50,000 (approximately $80,000) for the first two years; (pound)850,000 (approximately $1.3 million) for years 3-6; and (pound)1,000,000 (approximately $1.6 million) for years 7-10, (ii) each operating facility lease can be terminated by Niagara UK on one year's notice and (iii) Niagara UK has the option to purchase any or all of the 7 primary operating facilities at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately $15.1 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

                             The purchase of the U.K. steel bar businesses was financed by (i) borrowings under a bank facilities agreement entered into on May 21, 1999 by Niagara UK providing for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility,
                             (ii) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK, (iii) a (pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK and (iv) a (pound)2.5 million (approximately $4 million) short-term loan from Niagara to Niagara UK. The equity investment and subordinated and short-term loans were financed by borrowings under a revolving credit and term loan agreement dated April 18, 1997, as amended, with Niagara's U.S. subsidiaries, Niagara LaSalle Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle," and together with Niagara LaSalle, "Niagara US").

                             On August 23, 1999, Niagara UK entered into a three-year invoice discounting agreement with Lombard Natwest Discounting Limited providing for up to (pound)20 million (approximately $32.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by such institution. In connection with the execution of this agreement, the revolving credit facility under Niagara UK's bank facilities agreement was reduced to (pound)4.9 million (approximately $7.9 million). This facility was further reduced to (pound)2.5 million (approximately $4.0 million) as of December 31, 1999.

                             Pro forma results of operations, assuming the acquisition of the U.K. steel bar businesses had occurred on January 1, 1999 are unaudited and detailed below. Pro forma adjustments primarily include reductions in depreciation and amortization based on changes in the useful lives of the assets acquired, additional interest expense relating to the debt incurred in connection with the acquisition, and changes in rent expense based on property leases entered into in connection with the acquisition.

                                                       March 31,     March 31,
                             Three Months ended            1999           2000
                             -------------------------------------------------
                             Net Sales               $92,568,000   $89,999,423
                             Net Income (Loss)       $(3,921,000)   $2,135,689
                             Net Income (Loss) per
                               share (basic)               $(.41)         $.24
                             Net Income (Loss) per
                               share (diluted)             $(.41)         $.24
                             -------------------------------------------------

4.  INVENTORIES              Inventories consisted of the following at
                             December 31, 1999 and March 31, 2000:

                                                  December 31,       March 31,
                                                          1999            2000
                                                  ----------------------------
                             Raw materials        $25,231,191      $26,636,701
                             Work-in-process        5,260,767        6,689,454
                             Finished goods        28,949,914       29,632,538
                                                  ----------------------------
                                                  $59,441,872      $62,958,693

                             At March 31, 2000, inventories totaling
                             $39,393,461 and owned by Niagara US are stated using the LIFO method and inventories totaling $23,565,232 and owned by Niagara UK are stated using the FIFO method.

5.  CONTINGENCIES            Niagara US and Niagara UK are subject to
                             environmental laws and regulations concerning, among other things, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response,
                             Compensation and Liability Act of 1980 as amended
                             ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs expended through March 31, 2000 have been largely covered by insurance. Management believes any resolution of these matters will not have a material adverse effect on the Company's financial position or operations.

                             Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $350,000 as of March 31, 2000. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

6.  SEGMENTS AND RELATED     The Company operates in two reportable segments:
    INFORMATION              (i) Niagara US which has operations in the United
                             States and (ii) Niagara UK which has operations in the United Kingdom. The Company operates these segments as separate strategic business units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign
                             Currency Translations." Assets and liabilities have been translated at the exchange rate in effect on March 31, 2000 and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period.

                             The following table sets forth certain
                             performance and other information by reportable segment.

                             Three months ended
                             March 31, 2000           Niagara US   Niagara UK
                             -------------------------------------------------
                             Net sales                $54,649,088  $35,350,335
                             Segment profit (EBITDA)    6,149,852    2,091,123
                             Depreciation and
                               amortization             1,960,045      552,765
                             Interest expense           1,191,499      676,430
                             Segment assets           159,838,442   82,736,809
                             Acquisition of property
                               and equipment              164,941      380,669
                             -------------------------------------------------

                             Certain of the foregoing segment information
                             (profit, depreciation and amortization, assets and acquisition of property and equipment) does not include components attributable to Niagara or incurred by Niagara on behalf of its operating subsidiaries. Prior to the acquisition of the U.K. steel bar businesses, the Company had one segment as all of its operations were in the United States.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Niagara was organized in April of 1993. In August 1995, Niagara acquired Niagara LaSalle . With plants in Buffalo, New York and
Chattanooga, Tennessee, Niagara LaSalle was an established cold finished steel bar producer in the northeast and southeast regions of the United States.

      In January 1996, Niagara LaSalle acquired Southwest Steel Company, Inc.("Southwest"), the leading cold drawn steel bar producer servicing the southwest region of the United States. During 1996, Southwest completed construction of a new plant in Midlothian, Texas and relocated its Tulsa, Oklahoma operations to this new facility.

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

      On May 21, 1999, Niagara UK purchased the equipment, inventory and certain other assets of the eight steel bar businesses of Glynwed Steels. These steel bar businesses are engaged in hot rolling, cold finishing and distribution and represent the largest independent steel bar concern in the United Kingdom.

      The Company has announced a restructuring plan for its hot rolling operations in the United Kingdom. Under the plan, Niagara UK will close its Ductile Hot Mill facility in Willenhall, transfer most of the production from this facility to its W Wesson facility in Moxley ( which has been renamed Ductile Wesson) and invest approximately $1.6 million in its remaining hot rolling businesses. The Company has also determined to consolidate certain additional U.K. operations. These restructurings are scheduled to be completed during 2000 and are expected to expand Niagara UK's product range, improve its product quality and enhance its customer service capabilities.

      The results of operations for the quarter ended March 31, 2000 include the results of Niagara UK.

Three Months ended March 31, 2000 compared with March 31, 1999

      Net sales for the three months ended March 31, 2000 were $89,999,423, representing an increase of $40,619,270, or 82.3%, over the same period in 1999. This increase was primarily attributable to the inclusion of $35,350,335 of Niagara UK sales.

      Cost of sales for the three months ended March 31, 2000 increased by $34,757,114 to $76,896,650, representing an increase of 82.5% over the same period in 1999. This increase was primarily attributable to the inclusion of $29,697,816 of Niagara UK's cost of products sold, with the balance primarily attributable to increased sales volume from the Company's U.S. operations.

      Gross margins for the three months ended March 31, 2000 remained stable as compared to the same period in 1999.

      Selling, general and administrative expenses for the three months ended March 31, 2000 increased by $3,784,861 to $7,889,529, or 8.8% of sales, compared to 8.3% of sales for the same period in 1999. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of $4,265,007 of Niagara UK's expenses for the quarter, which was offset in part by reduced selling, general and administration expenses from the Company's U.S. operations.

      Interest expense for the three months ended March 31, 2000 increased by $972,149 to $1,867,929, due primarily to increased levels of borrowing resulting from the acquisition of the steel bar businesses in the U.K.

      Net income for the three months ended March 31, 2000 was $2,135,689, an increase of $716,935, or 50.5%, as compared to the net income for the three months ended March 31, 1999. Approximately 60% of this increase was attributable to the Company's U.K. operations and the balance, 40%, was attributable to the Company's U.S. operations. Net income for the three months ended March 31, 2000 included income of $418,075 at Niagara UK for the period.

      On a pro forma basis, and as disclosed in Note 3 to the financial statements, net income for the three months ended March 31, 2000 was $2,135,689 compared to a net loss of $3,921,000 for the same period in 1999. The pro forma results for the first quarter of 1999 were negatively impacted by an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 2000 totaled $563,759 as compared to $1,954,891 for the same period in 1999. This decrease was attributable to an increase in equipment leases by U.S. operations.

      Cash flows provided by operating activities were $7,038,921 for the three months ended March 31, 2000, an increase of $7,487,650 as compared to cash flows used by operating activities of $448,729 for the same period in 1999. This increase is largely attributable to an increase in net income of $716,935 and an increase in accounts payable and accrued expenses of $17,297,911 ($8,122,956 attributable to Niagara UK), which was offset in part by an increase in accounts receivable of $10,907,683 ($5,140,000 attributable to Niagara UK). Cash and cash equivalents at March 31, 2000 was $5,412,046, an increase of $3,177,865 as compared to December 31, 1999. Such funds are used for working capital and other corporate purposes.

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

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara US and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of March 31, 2000.

      On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds, borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of March 31, 2000, Niagara had repurchased 1,259,209 shares of its Common Stock at a cost of $6,601,185, of which 224,700 shares were repurchased at a cost of $974,974 during the three months ended March 31, 2000.

      On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 3% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

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

      The purchase of the U.K. steel bar businesses was also financed pursuant to (i) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK (the "Equity Investment"), (ii) a (pound)3.75 million (approximately $6 million ) subordinated loan from Niagara to Niagara UK which accrues interest at 7.5% per annum (the "Subordinated Loan") and (iii) a (pound)2.5 million (approximately $4 million) non-interest bearing short-term loan from Niagara to Niagara UK (the "Short-Term Loan"). The Equity Investment, the Subordinated Loan and the Short-Term Loan were financed by borrowings under the Credit Agreement. The Short-Term Loan was repaid during the third quarter of 1999.

      On August 23, 1999, Niagara UK entered into a three-year Invoice Discounting Agreement (the "Discount Agreement") with Lombard Natwest Discounting Limited ("Lombard") providing for up to (pound)20 million (approximately $32.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by Lombard. Interest on such advances accrues at the National Westminster base rate plus 2.25%. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.9 million) and subsequently reduced to (pound)2.5 million (approximately $4.0 million) as of December 31, 1999.

      The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of March 31, 2000.

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

      At March 31, 2000, the Company had borrowed or been advanced $44,785,000 under its revolving credit facilities and the Discount Agreement and had approximately $33,000,000 in available credit thereunder, and the outstanding balance of its term loans was $46,057,000. Working capital of the Company at March 31, 2000 was $55,056,269 as compared to $55,019,020 on December 31, 1999.


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

      The Company sells its products primarily to customers in North America and Europe. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's sensitivity to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. Revenues from sales by Niagara US are collected exclusively in U.S. dollars.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE" SAFE HARBOR" PROVISIONS
                 OF THE PRIVATE SECURITIES REFORM ACT OF 1995

      The Private Securities Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements or in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENTS FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 1999, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At three of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which awaits further governmental approval. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through March 31, 2000. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN  SECURITIES AND USE OF PROCEEDS.

                 Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                 Not applicable.

ITEM 5.  OTHER INFORMATION.

                 Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits

      +3.1  Registrant's Restated Certificate of Incorporation, as amended on May 16, 1996.
      *3.2  Registrant's By-laws.
      *4.1  Form of Common Stock Certificate.
  !!!!!4.2  Revolving Credit and Term Loan Agreement, dated as of April 18,
            1997, by and among Niagara Cold Drawn Corp., LaSalle Steel
            Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit
            Agreement").
    +++4.3  First Amendment to the Credit Agreement, dated as of
            September 4, 1997.
    +++4.4  Second Amendment to the Credit Agreement, effective as of
            December 31, 1997.
    !!!4.5  Third Amendment to the Credit Agreement, effective May 15, 1998.
     **4.6  Fourth Amendment to the Credit Agreement, effective as of
            December 1, 1998.
   ****4.7  Fifth Amendment to the Credit Agreement, effective as of
            May 21, 1999.
  +++++4.8  Sixth Amendment to the Credit Agreement, effective as of
            December 31, 1999.
  !!!!!4.9  Stockholders Agreement, dated as of April 18, 1997, among the
            Registrant, Niagara Cold Drawn Corp., Michael J. Scharf, The
            Prudential Insurance Company of America, The Equitable Life
            Assurance Society of the United States and United States
            Fidelity and Guaranty Company.
    **4.10  Amended and Restated Promissory Note, dated December 15, 1998, made by Gilbert D. Scharf in favor of Niagara Corporation.
  ****4.11  Bank Facilities Agreement, dated May 21, 1999 between National
            Westminster Bank Plc and Niagara LaSalle (UK) Limited.
  ****4.12  Intercreditor Agreement, dated May 21, 1999, between National
            Westminster Bank Plc, Niagara Corporation and Niagara LaSalle
            (UK) Limited.
  ++++4.13  Invoice Discounting Agreement, dated August 23, 1999, between
            Niagara LaSalle (UK) Limited and Lombard Natwest Discounting
            Limited.
  ++++4.14  Intercreditor Agreement, dated August 23, 1999, between Lombard
            Natwest Discounting Limited, Niagara Corporation and Niagara
            LaSalle (UK) Limited.
  ++++4.15  Deed of Priority, dated August 23, 1999, between Lombard
            Natwest Discounting Limited, National Westminster Bank Plc,
            Manufacturers and Traders Trust Company, Niagara LaSalle (UK)
            Limited and Niagara Corporation.
   ***10.1  Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara LaSalle Corporation and
            Michael Scharf.
    **10.2  Employment Agreement, dated August 16, 1995, between
            International Metals Acquisition Corporation, Niagara Cold
            Drawn Corp. and Frank Archer.
    **10.3  Employment Agreement, dated August 16, 1995, between
            International Metals Acquisition Corporation, Niagara Cold
            Drawn Corp. and Raymond Rozanski.
     !10.4  Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohen Family Revocable Trust,
            u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.
     !10.5  Guaranty, made by the Registrant in favor of the Cohen Family
            Revocable Trust, u/t/a dated June 15, 1988, dated January 31,
            1996.
    !!10.6  International Metals Acquisition Corporation 1995 Stock Option
            Plan.
  !!!!10.7  First Amendment to the International Metals Acquisition
            Corporation 1995 Stock Option Plan, dated October 5, 1996.
    ++10.8  Second Amendment to the Niagara Corporation 1995 Stock Option
            Plan, dated June 8, 1998.
    ++10.9  Niagara Corporation Employee Stock Purchase Plan.
   **10.10  First Amendment to Lease, dated May 4, 1998, between Niagara
            LaSalle Corporation and North American Royalties, Inc.
*****10.11  Sale of Business Agreement, dated April 16, 1999, between
            Glynwed Steels Limited, Glynwed International plc,
            Niagara  LaSalle (UK) Limited and Niagara Corporation
*****10.12  Property Agreement, dated April 16, 1999, between Glynwed
            Property Management Limited, Glynwed Properties Limited,
            Niagara LaSalle (UK) Limited, Niagara Corporation and Glynwed
            International plc.
*****10.13  Agreement For Lease of Unit 6-8 Eagle Industrial Estate, dated
            April 16, 1999, between Glynwed Property Management Limited,
            Glynwed Properties Limited, Niagara LaSalle (UK) Limited and
            Niagara Corporation.
+++++10.14  Form of Niagara LaSalle (UK) Limited Lease.
+++++10.15  Form of Niagara LaSalle (UK) Limited Side Deed.
+++++10.16 Form of Niagara LaSalle (UK) Limited Option Agreement. +++++10.17 Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.
     27     Financial Data Schedule.
--------------------------
     + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
    ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
   +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
  ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.
 +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.
     * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.
    ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998.
   *** Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1998.
  **** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated June 4, 1999.
 ***** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.
     ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
    !! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
   !!!  Incorporated by reference to exhibit 4.8 to the Registrant's
        Report on Form 10-Q for the quarter ended June 30, 1998.
  !!!! Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
 !!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.

        (b) Reports on Form 8-K
            None.




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000               NIAGARA CORPORATION
                                 -------------------------------
                                      (Registrant)


                                 /s/ Michael Scharf
                                 -------------------------------
                                 Michael Scharf, President



Date: May 12, 2000               /s/ Raymond Rozanski
                                 --------------------------------
                                 Raymond Rozanski, Vice President
                                 and Treasurer




                               EXHIBIT INDEX

Exhibit No.               Description                            Page No.
-----------               ---------------                        --------

27                   Financial Data Schedule                        24