Form 10-Q
period 2000-06-30
NIAGARA CORP
filed 2000-08-14
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                    For the Quarter Ended June 30, 2000


                       Commission File Number 0-22206


                            NIAGARA CORPORATION
                           ---------------------
           (Exact name of Registrant as specified in its charter)


             Delaware                                 59-3182820
            ----------                               ------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification Number)


                             667 Madison Avenue
                          New York, New York 10021
                         --------------------------
                  (Address of principal executive offices)


                               (212) 317-1000
                              ----------------
                          (Registrant's telephone
                        number, including area code)


                                    N/A
         ----------------------------------------------------------
          (Former name, former address and former fiscal year, if
                        changed since last report.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X .   NO _____.

Number of shares of Common Stock outstanding at June 30, 2000

Common Stock, par value $.001 per share              8,720,246
---------------------------------------      -------------------------
               (Class)                          (Number of Shares)




NIAGARA CORPORATION


INDEX TO JUNE 2000 FORM 10-Q

------------------------------------------------------------------------------


                                                                        PAGE

PART I - FINANCIAL INFORMATION

  FINANCIAL STATEMENTS (UNAUDITED):
           NIAGARA CORPORATION
                     BALANCE SHEETS....................................    3
                     STATEMENTS OF OPERATIONS..........................  4-5
                     STATEMENT OF STOCKHOLDERS' EQUITY.................    6
                     STATEMENTS OF CASH FLOWS..........................    7
                     NOTES TO FINANCIAL STATEMENTS..................... 8-13

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.........................................14-19

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........   19

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM
     ACT OF 1995.......................................................   20

PART II - OTHER INFORMATION............................................21-24

SIGNATURES.............................................................   25



                                                                        NIAGARA CORPORATION
                                                                           AND SUBSIDIARIES

                                                                             BALANCE SHEETS
===========================================================================================

                                                         December 31,        June  30,
                                                              1999              2000
-------------------------------------------------------------------------------------------
                                                                            (unaudited)
ASSETS
CURRENT:
    Cash and cash equivalents                           $  2,234,181        $  2,026,078
    Trade accounts receivable, net of allowance for
       doubtful accounts of $925,000 and $1,062,000       53,126,071          60,102,632
    Accounts receivable, other                             2,255,687                   -
    Inventories                                           59,441,872          63,873,285
    Deferred income taxes                                    957,000             957,000
    Other current assets                                   3,112,453           4,347,468
--------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                            121,127,264         131,306,463
Property, plant and equipment, net of accumulated
    depreciation of $21,160,043 and $24,859,266          102,983,882         100,368,475
Goodwill, net of accumulated amortization of
    $300,077 and $338,843                                  2,022,061           1,983,295
Deferred financing costs, net of accumulated
    amortization of $295,168 and $350,532                    479,832             424,468
Intangible pension asset                                     474,000             474,000
Other assets, net of accumulated amortization of
    $581,444 and $657,475                                    847,260             747,656
---------------------------------------------------------------------------------------------
                                                        $227,934,299        $235,304,357
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
    Accounts payable                                   $  50,191,265        $ 51,230,687
    Accrued expenses                                       9,506,238          18,835,639
    Current maturities of long-term debt                   6,410,741           7,059,559
---------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                        66,108,244          77,125,885
OTHER:
    Long-term debt, less current maturities               87,387,943          81,812,890
    Accrued pension cost                                   2,690,987           1,951,991
    Accrued other postretirement benefits                  5,331,586           5,222,692
    Deferred income taxes                                  9,849,000          10,449,000
    Other noncurrent liabilities                             105,261              82,529
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                               171,473,021         176,644,987
---------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value - 500,000
      shares authorized; none outstanding                          -                  -
    Common stock, $.001 par value - 15,000,000
       shares authorized; 9,997,455 issued                     9,998               9,998
    Additional paid-in capital                            50,111,675          50,111,675
    Retained earnings                                     12,141,460          16,077,532
    Accumulated other comprehensive loss                    (175,644)           (859,651)
---------------------------------------------------------------------------------------------
                                                          62,087,489          65,339,554
    Treasury stock, at cost, 1,034,509 and
      1,277,209 shares                                    (5,626,211)         (6,680,184)
---------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                      56,461,278          58,659,370
---------------------------------------------------------------------------------------------
                                                       $ 227,934,299        $235,304,357
=============================================================================================

                                               See accompanying notes to financial statements.



                                                                        NIAGARA CORPORATION
                                                                           AND SUBSIDIARIES

                                                                    STATEMENT OF OPERATIONS
                                                                                (Unaudited)
=============================================================================================
Three months ended June 30,                                  1999 (a)               2000
---------------------------------------------------------------------------------------------
NET SALES                                              $  61,618,459        $ 85,467,025
COST OF PRODUCTS SOLD                                     53,628,529          73,291,557
---------------------------------------------------------------------------------------------
           GROSS PROFIT                                    7,989,930          12,175,468
OPERATING EXPENSES:
    Selling, general and administrative                    5,395,644           7,435,011
---------------------------------------------------------------------------------------------
          INCOME FROM OPERATIONS                           2,594,286           4,740,457
OTHER INCOME (EXPENSE):
    Interest income                                            7,434                   -
    Interest expense                                      (1,082,059)         (1,819,086)
    Other income                                               3,212               1,012
---------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                       1,522,873           2,922,383
7INCOME TAXES                                                590,000           1,122,000
NET INCOME                                             $     932,873        $  1,800,383
---------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                             $         .10        $        .21
---------------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                           $         .10        $        .21
---------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                                  9,511,575           8,732,194
    DILUTED                                                9,768,498           8,732,194
=============================================================================================

(a) Includes the results of Niagara LaSalle (UK) Limited from May 22, 1999.

                                               See accompanying notes to financial statements.



                                                                         NIAGARA CORPORATION
                                                                            AND SUBSIDIARIES

                                                                    STATEMENTS OF OPERATIONS
                                                                                  (UNAUDITED)
=============================================================================================

Six months ended June 30,                                    1999 (a)               2000
---------------------------------------------------------------------------------------------
NET SALES                                              $  110,998,612      $ 175,466,448
COST OF PRODUCTS SOLD                                      95,768,065        150,188,207
---------------------------------------------------------------------------------------------
           GROSS PROFIT                                    15,230,547         25,278,241
OPERATING EXPENSES:
    Selling, general and administrative                     9,500,312         15,324,540
---------------------------------------------------------------------------------------------
          INCOME FROM OPERATIONS                            5,730,235          9,953,701
OTHER INCOME (EXPENSE):
    Interest income                                            14,761                187
    Interest expense                                       (1,977,839)        (3,687,015)
    Other income                                               74,470             69,199
---------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                        3,841,627          6,336,072
INCOME TAXES                                                1,490,000          2,400,000
---------------------------------------------------------------------------------------------
NET INCOME                                             $    2,351,627      $   3,936,072
---------------------------------------------------------------------------------------------
EARNINGS PER SHARE (BASIC)                             $          .25      $         .45
---------------------------------------------------------------------------------------------
EARNINGS PER SHARE (DILUTED)                           $          .24      $         .45
---------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                                   9,511,575          8,808,117
    DILUTED                                                 9,721,901          8,808,117
=============================================================================================

(a) Includes the results of Niagara LaSalle (UK) Limited from May 22, 1999.

                                               See accompanying notes to financial statements.






                                                                                                           NIAGARA CORPORATION
                                                                                                              AND SUBSIDIARIES

                                                                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                    (UNAUDITED)
==================================================================================================================================
Six Months ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                              Common Stock
                         ----------------------                                   Accumulated other
                          Number of                  Additional      Retained      comprehensive      Treasury stock
                           shares        Amount   paid-in capital    earnings           loss              at cost         Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1,
2000                      9,997,455      $9,998     $50,111,675     $12,141,460      $(175,644)        $(5,626,211)    $56,461,278
Net income for the
period                            -          -              -         3,936,072           -                   -          3,936,072
Foreign currency
translation adjustments
(Note 2)                          -          -              -              -          (684,007)               -           (684,007)
Purchase of treasury
stock, at cost (a)                -          -              -              -              -             (1,053,973)     (1,053,973)
===================================================================================================================================
BALANCE, JUNE 30,         9,997,455      $9,998     $50,111,675     $16,077,532      $(859,651)        $(6,680,184)    $58,659,370
2000
===================================================================================================================================

(a) During the six months ended June 30, 2000, Niagara Corporation repurchased 242,700 of its Common Stock at a cost of $1,053,973. The shares repurchased are held as treasury stock.

                              See accompanying notes to financial statements.




                                                                              NIAGARA CORPORATION
                                                                                 AND SUBSIDIARIES

                                                                         STATEMENTS OF CASH FLOWS
                                                                                       (Unaudited)
===========================================================================================================
Six months ended June 30,                                                   1999 (a)              2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $    2,351,627         $  3,936,072
-----------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                    3,770,488            5,007,750
          Provision for doubtful accounts                                     66,939              144,437
          Deferred income taxes                                              794,000              600,000
          Accrued pension costs                                             (273,302)            (738,996)
          Accrued other postretirement benefits                               46,924             (108,894)
          Changes in assets and liabilities, net of effect from the
             purchase of U.K. steel bar businesses in 1999:
                Increase in accounts receivable                          (22,182,632)          (9,336,190)
                Decrease in accounts receivable - other                            -            2,255,687
                Increase in inventories                                   (1,845,129)          (6,006,135)
                Increase in other assets, net                             (1,051,534)          (1,410,588)
                Increase in trade accounts payable and accrued
                   expenses                                               20,530,778           12,822,208
-----------------------------------------------------------------------------------------------------------
                   TOTAL ADJUSTMENTS                                        (143,468)           3,229,279
-----------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES               2,208,159            7,165,351
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of U.K. steel bar businesses, net of cash acquired       (34,315,823)                   -
    Acquisition of property and equipment                                 (4,481,681)          (2,740,605)
-----------------------------------------------------------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                 (38,797,504)          (2,740,605)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          38,474,018                    -
    Repayment of long-term debt                                                    -           (3,058,485)
    Payments to acquire treasury stock                                             -           (1,053,973)
-----------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    38,474,018           (4,112,458)
-----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       -             (520,391)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,884,673             (208,103)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               440,654            2,234,181
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   2,325,327         $  2,026,078
===========================================================================================================
(a) Includes the cash flows of Niagara LaSalle (UK) Limited from May 22, 1999.

                                                           See accompanying notes to financial statements.



                                                                       NIAGARA CORPORATION
                                                                          AND SUBSIDIARIES

                                          NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                                    JUNE 30, 2000 AND FOR THE PERIODS ENDED
                                                       JUNE 30, 1999 AND 2000 IS UNAUDITED.
============================================================================================
1.  BASIS OF PRESENTATION            The accompanying financial statements are unaudited;
                                     however, in the opinion of management, all
                                     adjustments necessary for a fair statement of
                                     financial position and results for the stated
                                     periods have been included. These adjustments
                                     are of a normal recurring nature. Selected
                                     information and footnote disclosures normally
                                     included in financial statements prepared in
                                     accordance with generally accepted accounting
                                     principles have been condensed or omitted.
                                     Results for interim periods are not necessarily
                                     indicative of the results to be expected for an
                                     entire fiscal year. It is suggested that these
                                     condensed financial statements be read in
                                     conjunction with the audited financial
                                     statements and accompanying notes for the year
                                     ended December 31, 1999.

2.  FOREIGN CURRENCY                 Niagara LaSalle (UK) Limited ("Niagara UK"), an
    TRANSLATION AND                  English company and a  subsidiary of Niagara
    TRANSACTIONS                     Corporation ("Niagara," and together with its
                                     subsidiaries, the "Company"), uses British
                                     pounds sterling ("(pound)") as its functional
                                     currency and its accounts are translated to
                                     United States dollars in conformity with
                                     Statement of Financial Accounting Standards
                                     ("SFAS") No. 52, "Foreign Currency Translation."
                                     Assets and liabilities of this subsidiary are
                                     translated at the exchange rate in effect on
                                     June 30, 2000 and the related revenues and
                                     expenses have been translated at rates
                                     prevailing at the transaction date, which
                                     approximates average rates for the period.
                                     Translation adjustments arising from the use of
                                     different exchange rates from period to period
                                     are included as accumulated other comprehensive
                                     loss within the Statement of Stockholders'
                                     Equity. Gains and losses resulting from foreign
                                     currency transactions are included in other
                                     income within the Statements of Operations.

3.  ACQUISITION OF U.K.              On May 21, 1999, Niagara UK purchased the equipment,
    STEEL BAR BUSINESSES             inventory and certain other assets of the eight
                                     steel bar businesses of Glynwed Steels Limited
                                     ("Glynwed Steels"), an English company and a
                                     subsidiary of Glynwed International plc
                                     ("Glynwed"). In consideration for the sale of
                                     such assets, Niagara UK paid Glynwed Steels
                                     (pound)21,202,000 (approximately $34 million) in
                                     cash at the closing, (pound)3,015,500
                                     (approximately $4.9 million) of which was
                                     returned to Niagara UK during the third quarter
                                     of 1999 as an adjustment to reflect the value of
                                     the net assets transferred. These steel bar
                                     businesses, which are engaged in hot rolling,
                                     cold finishing and distribution, currently
                                     consist of the following unincorporated trading
                                     units: Ductile Wesson, Gadd Dudley Port, GB
                                     Longmore, Macreadys, Midland Engineering Steels
                                     and W Wesson.

                                     The financial statements include the results of
                                     Niagara UK from May 22, 1999. Accordingly,
                                     Niagara UK's results are included for the entire
                                     three and six months ended June 30, 2000 but are
                                     only included from May 22, 1999 for the three
                                     and six months ended June 30, 1999.

                                     The acquisition of the U.K. steel bar businesses
                                     was accounted for as a purchase. The purchase
                                     price for these businesses was approximately
                                     (pound)21,275,000 (approximately $34.4 million)
                                     which amount includes (i) approximately
                                     (pound)1,302,000 (approximately $2.1 million) of
                                     acquisition costs and (ii) approximately
                                     (pound)1,787,000 (approximately $2.9 million) of
                                     estimated costs relating to the intended closure
                                     of certain facilities and intended consolidation
                                     of certain operations, which estimate was
                                     subsequently increased to (pound)2,040,000
                                     (approximately $3.1 million). As of June 30,
                                     2000, approximately (pound)1,236,000
                                     (approximately $1.9 million) of such estimated
                                     costs had been expended.

                                     In connection with the acquisition of the U.K.
                                     steel bar businesses, Niagara and Niagara UK
                                     entered into agreements with subsidiaries of
                                     Glynwed providing for the lease or sublease by
                                     Niagara UK of 10 operating facilities and the
                                     assignments of 5 sales office leases. Pursuant
                                     to these agreements (i) the initial term of the
                                     lease is 10 years for 9 of the operating
                                     facilities and 5 years for the remaining
                                     operating facility at aggregate rents of
                                     (pound)50,000 (approximately $76,000) for the
                                     first two years; (pound)850,000 (approximately
                                     $1.3 million) for years 3-6; and
                                     (pound)1,000,000 (approximately $1.5 million)
                                     for years 7-10, (ii) each operating facility
                                     lease can be terminated by Niagara UK on one
                                     year's notice and (iii) Niagara UK has the
                                     option to purchase any or all of the 7 primary
                                     operating facilities at prices fixed for 10
                                     years (which prices total (pound)9,468,000
                                     (approximately $14.4 million)), or to renew the
                                     leases with respect thereto for an additional
                                     term of 15 years at commercial market rates.

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

                                     Six Months ended                    June 30, 1999
                                     -------------------------------------------------
                                     Net Sales                            $171,287,792
                                     Net Income (Loss)                     $(3,527,084)
                                     Net Income (Loss) per share
                                       (basic)                                   $(.37)
                                     Net Income (Loss) per share
                                       (diluted)                                 $(.36)
                                     --------------------------------------------------

4.  INVENTORIES                      Inventories consisted of the following:

                                                          December 31,         June 30,
                                                                  1999            2000
                                                          -----------------------------
                                    Raw materials          $25,231,191     $28,231,532
                                    Work-in-process          5,260,767       6,600,974
                                    Finished goods          28,949,914      29,040,779
                                                          -----------------------------
                                                           $59,441,872     $63,873,285
                                    ===================================================


                                     At June 30, 2000, inventories totaling
                                     $40,917,488 and owned by Niagara US are stated
                                     using the LIFO method and inventories totaling
                                     $22,955,797 and owned by Niagara UK are stated
                                     using the FIFO method.

5.  CONTINGENCIES                    Niagara US and Niagara UK are subject to environmental
                                     laws and regulations concerning, among other
                                     things, water and air emissions and waste
                                     disposal. Under such laws, including the
                                     Comprehensive Environmental Response,
                                     Compensation and Liability Act of 1980 as
                                     amended ("CERCLA"), Niagara US and Niagara UK
                                     may be responsible for parts of the costs
                                     required to remove or remediate previously
                                     disposed wastes or hazardous substances at the
                                     locations they own or operate or at the
                                     locations which they arranged for disposal of
                                     such materials. The costs expended through June
                                     30, 2000 have been largely covered by insurance.
                                     Management believes any resolution of these
                                     matters will not have a material adverse effect
                                     on the Company's financial position or
                                     operations.

                                     Under the Company's insurance programs, coverage
                                     is obtained for catastrophic exposures as well
                                     as those risks required to be insured by law or
                                     contract. In connection with these programs,
                                     Niagara US has provided certain insurance
                                     carriers with irrevocable standby letters of
                                     credit totaling $350,000 as of June 30, 2000. It
                                     is the policy of the Company to retain a portion
                                     of certain expected losses related primarily to
                                     workers' compensation, physical loss to
                                     property, business interruption resulting from
                                     such loss, and comprehensive general, product,
                                     vehicle, medical and life benefits and
                                     liability. Provisions for losses expected under
                                     these programs are recorded based upon the
                                     Company's estimates of the aggregate liability,
                                     actual and estimated, for claims. Such estimates
                                     utilize certain actuarial assumptions followed
                                     in the insurance industry and are included in
                                     accrued expenses.

6.  SEGMENTS AND                     The Company operates in two reportable segments:
    RELATED INFORMATION              (i) Niagara US which has operations in the United
                                     States and (ii) Niagara UK which has operations
                                     in the United Kingdom. The Company operates
                                     these segments as separate strategic business
                                     units and measures the segment performance based
                                     on earnings before interest, taxes, depreciation
                                     and amortization ("EBITDA"). Niagara UK uses
                                     British pounds sterling as its functional
                                     currency and its accounts are translated to
                                     United States dollars in conformity with SFAS
                                     No. 52, "Foreign Currency Translations." Assets
                                     and liabilities have been translated at the
                                     exchange rate in effect on June 30, 1999 and
                                     2000, and the related revenues and expenses have
                                     been translated at rates prevailing at the
                                     transaction date, which approximates average
                                     rates for the period. The following tables set
                                     forth certain performance and other information
                                     by reportable segment.

                                     Three months ended
                                     June 30, 1999 (a)          Niagara US    Niagara UK
                                     ----------------------------------------------------
                                     Net sales                $ 47,369,224  $ 14,249,235

                                     Segment profit (EBITDA)     4,807,070       258,989

                                     Depreciation and
                                       amortization              1,828,804       142,400

                                     Interest expense              956,429       125,630

                                     Segment assets            146,395,060    57,733,200

                                     Acquisition of property
                                       and equipment             2,414,140          -
                                     ----------------------------------------------------
                                     (a)  Segment information for Niagara UK reflects
                                     the results of such segment from May 22, 1999.

                                     Three months ended
                                     June 30, 2000              Niagara US    Niagara UK
                                     ----------------------------------------------------
                                     Net sales                 $ 56,170,337  $ 29,296,688

                                     Segment profit (EBITDA)      6,119,145     1,577,720

                                     Depreciation and
                                       amortization               1,963,350       484,349

                                     Interest expense             1,121,304       697,782

                                     Segment assets             156,673,687    77,688,839

                                     Acquisition of property
                                      and equipment               1,007,115     1,165,584
                                     -----------------------------------------------------

                                     Six Months ended
                                     June 30, 1999(a)           Niagara US    Niagara UK
                                     -----------------------------------------------------
                                     Net Sales                $  96,749,377  $ 14,249,235

                                     Segment Profit (EBITDA)     10,229,671       258,989

                                     Depreciation and
                                     amortization                 3,628,088       142,400

                                     Interest expense             1,852,209       125,630

                                     Segment assets             146,395,060    57,733,200

                                     Acquisition of property
                                     and equipment                4,082,387           -
                                     ------------------------------------------------------
                                     (a) Segment information for Niagara UK reflects the
                                     results of such segment from May 22, 1999.

                                     Six months ended
                                     June 30, 2000              Niagara US    Niagara UK
                                     -------------------------------------------------------
                                     Net sales               $ 110,819,425  $ 64,647,023

                                     Segment profit (EBITDA)    12,268,997     3,668,843

                                     Depreciation and
                                      amortization               3,923,395     1,037,114

                                     Interest expense            2,312,803     1,374,212

                                     Segment assets            156,673,676    77,688,839

                                     Acquisition of property
                                     and equipment               1,172,056     1,546,253
                                     --------------------------------------------------------

                                     Certain of the foregoing segment information
                                     (profit, depreciation and amortization, assets
                                     and acquisition of property and equipment) does
                                     not include components attributable to Niagara
                                     or incurred by Niagara on behalf of its
                                     operating subsidiaries. Prior to the acquisition
                                     of the U.K. steel bar businesses, the Company
                                     had one segment as all of its operations were
                                     located in the United States.




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

           In January 1996, Niagara LaSalle acquired Southwest Steel Company, Inc. ("Southwest"), the leading cold drawn steel bar producer servicing the southwest region of the United States. During 1996, Southwest completed construction of a new plant in Midlothian, Texas and relocated its Tulsa, Oklahoma operations to this new facility.

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

           The Company has announced a restructuring plan for its hot rolling operations in the United Kingdom. Under the plan, Niagara UK will close its Ductile Hot Mill facility in Willenhall, transfer most of the production from this facility to its W Wesson facility in Moxley (which has been renamed Ductile Wesson) and invest approximately $1.6 million in its remaining hot rolling businesses. The Company has also determined to consolidate certain additional U.K. operations. These restructurings are scheduled to be completed during 2000 and are expected to expand Niagara UK's product range, improve its product quality and enhance its customer service capabilities.

RESULTS OF OPERATIONS

           The Company's sales and profitability in both the three and six months ended June 30, 2000 improved over the comparable periods in 1999 primarily because of a strong order pattern from several major customers, continuing cost containment efforts and improved market share garnered by certain of the Company's specialty products. Niagara UK's results of operations continued to be negatively impacted during the first six months of 2000 by the high value of the British pound relative to other currencies, which constrained its export sales during the period.

           The results of operations for the three and six months ended June 30, 2000 include the results of Niagara UK for the entire periods while the results for the comparable periods in 1999 include the results of Niagara UK only from May 22, 1999.

Three Months ended June 30, 2000 compared with June 30, 1999

           Net sales for the three months ended June 30, 2000 were $85,467,025, representing an increase of $23,848,566, or 38.7%, over the same period in 1999. Approximately 37% of this increase was attributable to the Company's U.S. operations with the remainder, 63%, attributable to the Company's U.K. operations.

           Cost of sales for the three months ended June 30, 2000 increased by $19,663,028 to $73,291,557, representing an increase of 36.7% over the same period in 1999. This increase was primarily attributable to the increased sales volume from the Company's U.S. and U.K. operations.

           Gross margins for the three months ended June 30, 2000 increased by 1.2% compared to the same period in 1999 due primarily to Niagara UK's greater emphasis on higher margin value-added products.

           Selling, general and administrative expenses for the three months ended June 30, 2000 increased by $2,039,367 to $7,435,011, or 8.7%
of sales, compared to 8.8% of sales for the same period in 1999. The increase in dollar amount was due to the inclusion of Niagara UK's expenses for the full quarter in 2000.

           Interest expense for the three months ended June 30, 2000 increased by $737,027 to $1,819,086, due primarily to increased levels of borrowing following the acquisition of the U.K. steel bar businesses and increased interest rates.

           Net income for the three months ended June 30, 2000 was $1,800,383, an increase of $867,510, or 93.0%, as compared to the net income for the three months ended June 30, 1999. Approximately 90% of this increase was attributable to the Company's U.S. operations and the balance, 10%, was attributable to the Company's U.K. operations.


Six Months ended June 30, 2000 compared with June 30, 1999

           Net sales for the six months ended June 30, 2000 were $175,466,448, representing an increase of $64,467,836, or 58.1%, over the same period in 1999. Approximately 22% of this increase was attributable to the Company's U.S. operations with the remainder, 78%, attributable to the Company's U.K. operations.

           Cost of sales for the six months ended June 30, 2000 increased by $54,420,142 to $150,188,207, representing an increase of 56.8% over the same period in 1999. This increase was primarily attributable to the increased sales volume from the Company's U.S. and U.K. operations.

           Gross margins for the six months ended June 30, 2000 increased by .7% as compared to the same period in 1999, due primarily to Niagara UK's greater emphasis on higher margin value-added products.

           Selling, general and administrative expenses for the six months ended June 30, 2000 increased by $5,824,228 to $15,230,540, or 8.7% of sales, compared to 8.6% of sales for the same period in 1999. The increase in dollar amount was due to the inclusion of Niagara UK's expenses for the entire period in 2000.

           Interest expense for the six months ended June 30, 2000 increased by $1,709,176 to $3,687,015, due primarily to increased levels of borrowing following the acquisition of the U.K. steel bar businesses and increased interest rates.

           Net income for the six months ended June 30, 2000 was $3,936,071, an increase of $1,584,445, or 67.4%, as compared to the net income for the six months ended June 30, 1999. Approximately 70% of this increase was attributable to the Company's U.S. operations and the balance, 30%, was attributable to the Company's U.K. operations.

           On a pro forma basis, and as disclosed in Note 3 to the financial statements, actual net income for the six months ended June 30, 2000 was $3,936,072 compared to a pro forma net loss of $3,527,084 for the same period in 1999. The pro forma results for the first half of 1999 were negatively impacted by an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 2000 totaled $2,740,605 as compared to $4,481,681 for the same period in 1999. This decrease was attributable to an increase by U.S. operations in the financing of new machinery and equipment through leases.

           Cash flows provided by operating activities were $7,165,351 for the six months ended June 30, 2000, an increase of $4,957,192 as compared to cash flows provided by operating activities of $2,208,159 for the same period in 1999. This increase is largely attributable to an increase in net income of $1,584,445 and an increase in accounts payable and accrued expenses of $12,822,208, which was offset in part by an increase in accounts receivable of $9,336,190. Cash and cash equivalents at June 30, 2000 was $2,026,078, a decrease of $208,103 as compared to December 31, 1999. Such funds are used for working capital and other corporate purposes.

           On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., National City Bank, National Bank of Canada and the Prudential Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 five-year revolving credit facility and a $40,000,000 seven-year term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

           Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 18, 2002. Interest on such loans is payable in monthly installments and is either 175 basis points above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 25 basis points.

           The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara US and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of June 30, 2000.

           On April 18, 2000, Niagara LaSalle entered into a rate cap transaction with The Bank of New York ("BNY") pursuant to which, and in exchange for $63,000, BNY agreed to make certain payments to Niagara LaSalle in the event the applicable three-month LIBOR rate exceeds 8.28% at any time between July 20, 2000 and April 20, 2002. In such event, BNY has agreed to pay Niagara LaSalle, on a quarterly basis beginning on October 20, 2000, an amount equal to that which would be payable on $45 million (for the period in question), at an interest rate equal to the difference between such LIBOR rate and 8.28%.

           On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds, borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of June 30, 2000, Niagara had repurchased 1,277,209 shares of its Common Stock at a cost of $6,680,184, of which 242,700 shares were repurchased at a cost of $1,053,973 during the six months ended June 30, 2000.

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

           The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of June 30, 2000.

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

           At June 30, 2000, the Company had borrowed or been advanced $44,642,006 under its revolving credit facilities and the Discount Agreement and had approximately $30,000,000 in available credit thereunder, and the outstanding balance of its term loans was $43,520,000. Working capital of the Company at June 30, 2000 was $54,180,578 as compared to $55,019,020 on December 31, 1999.


         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads) and exchange rate variability. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Interest on revolving credit loans made pursuant to such agreement accrues at either 175 basis points above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 25 basis points. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the LIBOR rate (for a period specified by Niagara UK from time to time) plus 15 basis points. Interest on advances under the Discount Agreement accrues at National Westminster's base rate plus 2.25%. Management has attempted to reduce market risks associated with the fluctuations in interest rates by entering into an interest rate cap agreement which protects Niagara LaSalle with respect to $45 million of indebtedness in the event the applicable three-month LIBOR rate exceeds 8.28% (see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources). Management has also attempted to reduce such risks through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement.

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

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
            THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, or in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases or in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 1999, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At three of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which awaits further governmental approval. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through June 30, 2000. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.


ITEM 2.  CHANGES IN  SECURITIES AND USE OF PROCEEDS.

                 Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           (a) An annual meeting of Niagara Stockholders was held on June 13, 2000.

           (b) Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald
L. Cohn, Andrew R. Heyer and Douglas T. Tansill were elected as directors of Niagara at the Annual Meeting.

           (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 7,749,959 for and 19,875 withheld for for each of Messrs. Archer, Cohn, Heyer and Tansill, 7,743,459 for and 26,375 withheld for Mr. Gilbert Scharf, and 7,736,359 for and 33,475 withheld for Mr. Michael Scharf and (ii) the ratification of BDO Seidman LLP as independent accountants for 2000, the vote to which was 7,703,834 for, 62,100 against and 3,900 abstentions.

ITEM 5.  OTHER INFORMATION.

                Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. - SEGALMAN TO UPDATE AT SASMF

                     (a)   Exhibits.

       +3.1         Registrant's Restated Certificate of Incorporation, as
                    amended on May 16, 1996.
       *3.2         Registrant's By-laws.
       *4.1         Form of Common Stock Certificate.
   !!!!!4.2         Revolving Credit and Term Loan Agreement, dated as of
                    April 18, 1997, by and among Niagara Cold Drawn
                    Corp., LaSalle Steel Company, Manufacturers and Traders
                    Trust Company (individually and as Agent), CIBC
                    Inc. and National City Bank (the "Credit Agreement").
     +++4.3         First Amendment to the Credit Agreement, dated as of
                    September 4, 1997.
     +++4.4         Second Amendment to the Credit Agreement, effective as
                    of December 31, 1997.
      !!4.5         Third Amendment to the Credit Agreement, effective May
                    15, 1998.
      **4.6         Fourth Amendment to the Credit Agreement, effective as of
                    December 1, 1998.
    ****4.7         Fifth Amendment to the Credit Agreement, effective as of
                    May 21, 1999.
   +++++4.8         Sixth Amendment to the Credit Agreement, effective as of
                    December 31, 1999.
        4.9         Seventh Amendment of the Credit Agreement, effective as
                    of March 31, 2000.
        4.10        Eight Amendment to the Credit Agreement, effective as of
                    June 8, 2000.
      **4.11        Amended and Restated Promissory Note, dated December 15,
                    1998, made by Gilbert D. Scharf in favor of Niagara
                    Corporation.
    ****4.12        Bank Facilities Agreement, dated May 21, 1999 between
                    National Westminster Bank Plc and Niagara LaSalle
                    (UK) Limited.
    ****4.13        Intercreditor Agreement, dated May 21, 1999, between
                    National Westminster Bank Plc, Niagara Corporation
                    and Niagara LaSalle (UK) Limited.
    ++++4.14        Invoice Discounting Agreement, dated August 23, 1999,
                    between Niagara LaSalle (UK) Limited and Lombard
                    Natwest Discounting Limited.
    ++++4.15        Intercreditor Agreement, dated August 23, 1999, between
                    Lombard Natwest Discounting Limited, Niagara Corporation
                    and Niagara LaSalle (UK) Limited.
    ++++4.16        Deed of Priority, dated August 23, 1999, between
                    Lombard Natwest Discounting Limited, National
                    Westminster Bank Plc, Manufacturers and Traders Trust
                    Company, Niagara LaSalle (UK) Limited and Niagara
                    Corporation.
        4.17        Amended Rate Cap Transaction Agreement, dated June 7, 2000, between The Bank of New York and Niagara LaSalle
                    Corporation.
    ***10.1         Employment Agreement, dated as of January 1, 1999,
                    by and among Niagara Corporation, Niagara LaSalle
                    Corporation and Michael Scharf.
    ** 10.2         Employment Agreement, dated August 16, 1995, between
                    International Metals Acquisition Corporation, Niagara
                    Cold Drawn Corp. and Frank Archer.
    ** 10.3         Employment Agreement, dated August 16, 1995, between
                    International Metals Acquisition Corporation, Niagara
                    Cold Drawn Corp. and Raymond Rozanski.
      !10.4         Amended and Restated Promissory Note made by Southwest
                    Steel Company, Inc. in favor of the Cohen Family
                    Revocable Trust, u/t/a dated June 15, 1988, in the
                    principal amount of $898,000, dated January 31, 1996.
      !10.5         Guaranty, made by the Registrant in favor of the Cohen
                    Family Revocable Trust, u/t/a dated June 15, 1988,
                    dated January 31, 1996.
     !!10.6         International Metals Acquisition Corporation 1995 Stock
                    Option Plan.
   !!!!10.7         First Amendment to the International Metals Acquisition
                    Corporation 1995 Stock Option Plan, dated October 5,
                    1996.
     ++10.8         Second Amendment to the Niagara Corporation 1995 Stock
                    Option Plan, dated June 8, 1998.
     ++10.9         Niagara Corporation Employee Stock Purchase Plan.
   ** 10.10         First Amendment to Lease, dated May 4, 1998, between
                    Niagara LaSalle Corporation and North American Royalties,
                    Inc.
  *****10.11        Sale of Business Agreement, dated April 16, 1999, between
                    Glynwed Steels Limited, Glynwed International
                    plc, Niagara  LaSalle (UK) Limited and Niagara Corporation
  *****10.12         Property Agreement, dated April 16, 1999, between
                    Glynwed Property Management Limited, Glynwed Properties
                    Limited, Niagara LaSalle (UK) Limited, Niagara
                    Corporation and Glynwed International plc.
  *****10.13          Agreement For Lease of Unit 6-8 Eagle Industrial
                    Estate, dated April 16, 1999, between Glynwed Property
                    Management Limited, Glynwed Properties Limited, Niagara
                    LaSalle (UK) Limited and Niagara Corporation.
  +++++10.14        Form of Niagara LaSalle (UK) Limited Lease.
  +++++10.15        Form of Niagara LaSalle (UK) Limited Side Deed.
  +++++10.16        Form of Niagara LaSalle (UK) Limited Option Agreement.
  +++++10.17        Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.
          27         Financial Data Schedule.




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


Date: August 11, 2000                  NIAGARA CORPORATION
                                       -------------------------
                                            (Registrant)




                                       /s/ Michael Scharf
                                       -------------------------------------
                                       Michael Scharf, President




Date: August 11, 2000                  /s/ Raymond Rozanski
                                       -------------------------------------
                                       Raymond Rozanski, Vice President and
                                        Treasurer






                               EXHIBIT INDEX


Exhibit No.                   Description                           Page No.
-----------                   -----------                           --------

4.9             Seventh Amendment to the Credit Agreement,             27
                effective as of March 31, 2000.

4.10            Eighth Amendment to the Credit Agreement,              33
                effective as of June 8, 2000.

4.17            Amended Rate Cap Transaction Agreement,                39
                dated June 7, 2000, between The Bank of New York and Niagara LaSalle Corporation.

27              Financial Data Schedule                                47