Form 10-Q
period 2000-09-30
NIAGARA CORP
filed 2000-11-13
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended September 30, 2000

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
           -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


              Delaware                                59-3182820
   ------------------------------              ------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification Number)


                             667 Madison Avenue
                          New York, New York 10021
                 -----------------------------------------
                  (Address of principal executive offices)

                               (212) 317-1000
                         --------------------------
                          (Registrant's telephone
                        number, including area code)

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
                                                   ------      ------
Number of shares of Common Stock outstanding at September 30, 2000

Common Stock, par value $.001 per share              8,498,817
---------------------------------------      -------------------------
              (Class)                           (Number of Shares)



NIAGARA CORPORATION


INDEX TO SEPTEMBER 2000 FORM 10-Q

-------------------------------------------------------------------------------

                                                                           PAGE

PART I - FINANCIAL INFORMATION

  FINANCIAL STATEMENTS (UNAUDITED):
      NIAGARA CORPORATION
            BALANCE SHEETS...............................................     3
            STATEMENTS OF OPERATIONS.....................................   4-5
            STATEMENT OF STOCKHOLDERS' EQUITY............................     6
            STATEMENTS OF CASH FLOWS.....................................     7
            NOTES TO FINANCIAL STATEMENTS................................  8-13

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS............................................. 14-19

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............    19

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
   THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995..................    20

PART II - OTHER INFORMATION.............................................. 21-22

SIGNATURES...............................................................    25



                                                                       Niagara Corporation
                                                                          and Subsidiaries

                                                                            Balance Sheets
==========================================================================================
                                                             December 31,    September 30,
                                                                    1999             2000
                                                                               (unaudited)
------------------------------------------------------------------------------------------
Assets
Current:
 Cash and cash equivalents                                 $   2,234,181    $   2,400,089
 Trade accounts receivable, net of allowance
  for doubtful accounts of  $925,000 and $1,119,000           53,126,071       50,365,973
 Accounts receivable, other                                    2,255,687                -
 Inventories                                                  59,441,872       59,879,372
 Deferred income taxes                                           957,000          957,000
 Other current assets                                          3,112,453        3,586,145
------------------------------------------------------------------------------------------
      Total current assets                                   121,127,264      117,188,579
 Property, plant and equipment, net of accumulated
  depreciation of $21,160,043 and $26,570,134                102,983,882       98,662,213
 Goodwill, net of accumulated amortization of
  $300,077 and $358,226                                        2,022,061        1,963,912
 Deferred financing costs, net of accumulated
  amortization of $295,168 and $378,204                          479,832          396,796
 Intangible pension asset                                        474,000          474,000
 Other assets, net of accumulated amortization of
  $581,444 and $700,215                                          847,260          704,916
------------------------------------------------------------------------------------------
                                                           $ 227,934,299    $ 219,390,416
==========================================================================================
Liabilities and Stockholders' Equity
Current:
 Accounts payable                                          $  50,191,265    $  41,856,908
 Accrued expenses                                              9,506,238       16,986,250
 Current maturities of long-term debt                          6,410,741        7,657,339
------------------------------------------------------------------------------------------
        Total current liabilities                             66,108,244       66,500,497
Other:
 Long-term debt, less current maturities                      87,387,943       78,576,882
 Accrued pension cost                                          2,690,987          621,220
 Accrued other postretirement benefits                         5,331,586        5,137,092
 Deferred income taxes                                         9,849,000       10,449,000
 Other noncurrent liabilities                                    105,261           76,449
------------------------------------------------------------------------------------------
        Total liabilities                                    171,473,021      161,361,140
------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock, $.001 par value - 500,000 shares
  authorized; none outstanding                                         -                -
 Common stock, $.001 par value - 15,000,000 shares
  authorized; 9,997,455 issued                                     9,998            9,998
 Additional paid-in capital                                   50,111,675       50,111,675
 Retained earnings                                            12,141,460       16,911,336
 Accumulated other comprehensive loss                           (175,644)      (1,353,917)
------------------------------------------------------------------------------------------
                                                              62,087,489       65,679,092
 Treasury stock, at cost, 1,034,509 and
  1,498,638 shares                                            (5,626,211)      (7,649,816)
------------------------------------------------------------------------------------------
     Total stockholders' equity                               56,461,278       58,029,276
------------------------------------------------------------------------------------------
                                                           $ 227,934,299    $ 219,390,416
=========================================================================================

                                          See accompanying notes to financial statements.




                                                                      Niagara Corporation
                                                                         and Subsidiaries

                                                                  Statement of Operations
                                                                              (Unaudited)
=========================================================================================

Three months ended September 30,                                    1999            2000
------------------------------------------------------------------------------------------
Net sales                                                  $  75,718,037    $  72,415,193
Cost of products sold                                         65,105,971       62,131,673
------------------------------------------------------------------------------------------
      Gross profit                                            10,612,066       10,283,520
Operating expenses:
  Selling, general and administrative                          7,385,339        7,100,880
------------------------------------------------------------------------------------------
      Income from operations                                   3,226,727        3,182,640
Other income (expense):
  Interest income                                                  7,524                -
  Interest expense                                            (1,792,783)      (1,925,157)
  Other income                                                     3,040           76,321
------------------------------------------------------------------------------------------
      Income before income taxes                               1,444,508        1,333,804
Income taxes                                                     528,000          500,000
------------------------------------------------------------------------------------------
Net income                                                 $     916,508    $     833,804
-----------------------------------------------------------------------------------------
Earnings per share (basic)                                 $         .10    $         .10
-----------------------------------------------------------------------------------------
Earnings per share (diluted)                               $         .10    $         .10
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding:

   Basic                                                       9,443,660        8,581,038

   Diluted                                                     9,443,660        8,581,038
=========================================================================================

                                          See accompanying notes to financial statements.




                                                                      Niagara Corporation
                                                                         and Subsidiaries

                                                                 Statements of Operations
                                                                              (Unaudited)
=========================================================================================

Nine months ended September 30,                                  1999 (a)           2000
------------------------------------------------------------------------------------------
Net sales                                                  $ 186,716,649    $ 247,881,641
Cost of products sold                                        160,874,036      212,319,880
------------------------------------------------------------------------------------------
        Gross profit                                          25,842,613       35,561,761
Operating expenses:
   Selling, general and administrative                        16,885,651       22,425,419
------------------------------------------------------------------------------------------
        Income from operations                                 8,956,962       13,136,342
Other income (expense):
   Interest income                                                22,285              207
   Interest expense                                           (3,770,622)      (5,612,172)
   Other income                                                   77,510          145,499
------------------------------------------------------------------------------------------
        Income before income taxes                             5,286,135        7,669,876
Income taxes                                                   2,018,000        2,900,000
-----------------------------------------------------------------------------------------
Net income                                                 $   3,268,135    $   4,769,876
-----------------------------------------------------------------------------------------
Earnings per share (basic)                                 $         .35    $         .55
-----------------------------------------------------------------------------------------
Earnings per share (diluted)                               $         .34    $         .55
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding:

 Basic                                                         9,469,472        8,729,344

 Diluted                                                       9,521,111        8,729,344

=========================================================================================

(a) Includes the results of Niagara LaSalle (UK) Limited from May 22, 1999.

                                          See accompanying notes to financial statements.



                                                                                                                Niagara Corporation
                                                                                                                   and Subsidiaries

                                                                                                  Statement of Stockholders' Equity
                                                                                                                        (Unaudited)
===================================================================================================================================
Nine Months ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------

                               Common Stock
                             ---------------                                    Accumulated other                       Total
                          Number of                 Additional       Retained    comprehensive     Treasury stock    stockholders'
                            shares      Amount    paid-in capital    earnings        loss             at cost           equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000   9,997,455    $9,998      $50,111,675     $12,141,460     $(175,644)     $(5,626,211)     $56,461,278
Comprehensive income:
 Net income for the
  period                       -            -            -            4,769,876            -             -            4,769,876
 Foreign currency
  translation adjust-
  ments (Note 2)               -            -            -               -         (1,178,273)                       (1,178,273)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                                                                                                3,591,603
===================================================================================================================================
Purchase of treasury
stock, at cost (a)             -            -            -               -                 -             -           (2,023,605)
===================================================================================================================================
Balance, September 30,      9,997,455   $9,998      $50,111,675     $16,911,336   $(1,353,917)      $(7,649,816)     $58,029,276
2000
===================================================================================================================================
(a) During the nine months ended September 30, 2000, Niagara Corporation repurchased 464,129 of its Common Stock at a cost of
    $2,023,605. The shares repurchased are held as treasury stock.

                                                                                    See accompanying notes to financial statements.




                                                                               Niagara Corporation
                                                                                  and Subsidiaries

                                                                          Statements of Cash Flows
                                                                                       (Unaudited)
==================================================================================================
Nine months ended September 30,                                          1999 (a)             2000
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                          $ 3,268,135       $ 4,769,876
--------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                     5,912,011         7,214,652
     Provision for doubtful accounts                                     106,896           199,674
     Deferred income taxes                                               234,000           600,000
     Accrued pension costs                                              (454,952)       (2,069,767)
     Accrued other postretirement benefits                                90,198          (194,494)
     Changes in assets and liabilities, net of effect from the
       purchase of U.K. steel bar businesses in 1999:
        Increase in accounts receivable                              (39,046,793)         (738,366)
        Decrease in accounts receivable - other                                -         2,255,687
        Increase in inventories                                       (2,814,500)       (2,881,430)
        Increase in other assets, net                                 (3,644,131)         (721,879)
        Increase in trade accounts payable and accrued
          expenses                                                    29,673,262         2,649,274
---------------------------------------------------------------------------------------------------
          Total adjustments                                           (9,944,009)        6,313,351
---------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities         (6,675,874)       11,083,227
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of U.K. steel bar businesses, net of cash acquired     (29,443,773)                 -
  Acquisition of property and equipment                               (5,514,713)       (3,673,742)
---------------------------------------------------------------------------------------------------
          Net cash used in investing activities                      (34,958,486)       (3,673,742)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term debt                                        44,515,887                 -
  Repayment of long-term debt                                                  -        (4,645,865)
  Payments to acquire treasury stock                                  (2,344,137)       (2,023,605)
----------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities         42,171,750        (6,669,470)
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                   -          (574,107)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     537,390           165,908
Cash and cash equivalents, beginning of period                           440,654         2,234,181
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $   978,044      $  2,400,089
====================================================================================================
(a) Includes the cash flows of Niagara LaSalle (UK) Limited from May 22, 1999.


                                                     See accompanying notes to financial statements.





                                                            Niagara Corporation
                                                               and Subsidiaries

                              Notes to Financial Statements - Information as of
                                   September 30, 2000 and for the periods ended
                                      September 30, 1999 and 2000 is unaudited.
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION         The accompanying financial statements
                                   are unaudited; however, in the opinion
                                   of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended
                                   December 31, 1999.

2.   FOREIGN CURRENCY
     TRANSLATION AND TRANSACTIONS  Niagara LaSalle (UK) Limited ("Niagara
                                   UK"), an English company and a
                                   subsidiary of Niagara Corporation
                                   ("Niagara," and together with its
                                   subsidiaries, the "Company"), uses
                                   British pounds sterling ("(pound)") as
                                   its functional currency and its accounts are translated to United States dollars in conformity with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary are translated at the exchange rate in effect on September 30, 2000 and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period. Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive loss within the Statement of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in other income within the Statements of Operations.

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

                                   The financial statements include the
                                   results of Niagara UK from May 22, 1999.
                                   Accordingly, Niagara UK's results are
                                   included for the entire three and nine
                                   months ended September 30, 2000 and the
                                   three months ended September 30, 1999,
                                   but are only included from May 22, 1999
                                   for the nine months ended September 30,
                                   1999.

                                   The acquisition of the U.K. steel bar
                                   businesses was accounted for as a
                                   purchase. The purchase price for these
                                   businesses was approximately
                                   (pound)21,275,000 (approximately $34.4
                                   million) which amount includes (i)
                                   approximately (pound)1,302,000
                                   (approximately $2.1 million) of
                                   acquisition costs and (ii) approximately
                                   (pound)1,787,000 (approximately $2.9
                                   million) of estimated costs relating to
                                   the intended closure of certain
                                   facilities and intended consolidation of certain operations, which estimate was subsequently increased to
                                   (pound)2,040,000 (approximately $3.1
                                   million). As of September 30, 2000,
                                   approximately (pound)1,415,000
                                   (approximately $2.2 million) of such
                                   estimated costs had been expended.

                                   In connection with the acquisition of
                                   the U.K. steel bar businesses, Niagara
                                   and Niagara UK entered into agreements
                                   with subsidiaries of Glynwed providing
                                   for the lease or sublease by Niagara UK
                                   of 10 operating facilities and the
                                   assignments of 5 sales office leases.
                                   Pursuant to these agreements (i) the
                                   initial term of the lease is 10 years
                                   for 9 of the operating facilities and 5
                                   years for the remaining operating
                                   facility at aggregate rents of
                                   (pound)50,000 (approximately $73,000)
                                   for the first two years; (pound)850,000
                                   (approximately $1.2 million) for years
                                   3-6; and (pound)1,000,000 (approximately
                                   $1.5 million) for years 7-10, (ii) each
                                   operating facility lease can be
                                   terminated by Niagara UK on one year's
                                   notice and (iii) Niagara UK has the
                                   option to purchase any or all of the 7
                                   primary operating facilities at prices
                                   fixed for 10 years (which prices total
                                   (pound)9,468,000 (approximately $13.9
                                   million)), or to renew the leases with
                                   respect thereto for an additional term
                                   of 15 years at commercial market rates.

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

   Nine Months ended                                    September 30, 1999
   -----------------------------------------------------------------------
   Net Sales                                                 $247,005,829
   Net Loss                                                   $(2,610,576)
   Net Loss per share (basic)                                       $(.28)
   Net Loss per share (diluted)                                     $(.28)
   -----------------------------------------------------------------------

4.   INVENTORIES

Inventories consisted of the following:

                               December 31,      September 30,
                                      1999               2000
                               ------------------------------
Raw materials                 $25,231,191         $22,849,898
Work-in-process                 5,260,767           5,654,828
Finished goods                 28,949,914          31,374,646
                              --------------------------------------------
                              $59,441,872         $59,879,372

==========================================================================
At September 30, 2000, inventories totaling $37,518,817 and owned by Niagara US are stated using the LIFO method and inventories totaling $22,360,555 and owned by Niagara UK are stated using the FIFO method.

5.   CONTINGENCIES                 Niagara US and Niagara UK are subject to
                                   environmental laws and regulations
                                   concerning, among other things, water
                                   and air emissions and waste disposal.
                                   Under such laws, including the
                                   Comprehensive Environmental Response,
                                   Compensation and Liability Act of 1980
                                   as amended ("CERCLA"), Niagara US and
                                   Niagara UK may be responsible for parts
                                   of the costs required to remove or
                                   remediate previously disposed wastes or
                                   hazardous substances at the locations
                                   they own or operate or at the locations
                                   which they arranged for disposal of such materials. The costs expended through
                                   September 30, 2000 have been largely
                                   covered by insurance. Management
                                   believes any resolution of these matters will not have a material adverse effect on the Company's financial position or operations.

                                   Under the Company's insurance programs,
                                   coverage is obtained for catastrophic
                                   exposures as well as those risks
                                   required to be insured by law or
                                   contract. In connection with these
                                   programs, Niagara US has provided
                                   certain insurance carriers with
                                   irrevocable standby letters of credit
                                   totaling $350,000 as of September 30,
                                   2000. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

6.   SEGMENTS AND
     RELATED INFORMATION           The Company operates in two reportable
                                   segments: (i) Niagara US which has
                                   operations in the United States and (ii)
                                   Niagara UK which has operations in the
                                   United Kingdom. The Company operates
                                   these segments as separate strategic
                                   business units and measures the segment
                                   performance based on earnings before
                                   interest, taxes, depreciation and
                                   amortization ("EBITDA"). Niagara UK uses
                                   British pounds sterling as its
                                   functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign
                                   Currency Translations." Assets and
                                   liabilities have been translated at the
                                   exchange rate in effect on September 30, 1999 and 2000, and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period. The following tables set forth certain performance and other information by reportable segment.


 Three months ended
 September 30, 1999                           Niagara US         Niagara UK
-------------------------------------------------------------------------------
 Net sales                                  $ 44,060,507        $31,657,530

 Segment profit (EBITDA)                       3,925,215          1,969,176

 Depreciation and amortization                 1,819,140            315,462

 Interest expense                              1,134,613            658,170

 Segment assets                              147,298,070         74,032,022

 Acquisition of property and equipment           996,429             30,714
 ------------------------------------------------------------------------------


 Three months ended
 September 30, 2000                           Niagara US         Niagara UK
 ------------------------------------------------------------------------------
 Net sales                                  $ 46,824,687        $25,590,506

 Segment profit (EBITDA)                       4,376,572          1,535,417

 Depreciation and amortization                 1,785,397            393,058

 Interest expense                              1,242,136            683,021

 Segment assets                              147,163,603         71,532,236

 Acquisition of property and equipment           666,833            266,303
 ------------------------------------------------------------------------------


 Nine months ended
 September 30, 1999 (a)                       Niagara US         Niagara UK
 ------------------------------------------------------------------------------
 Net Sales                                  $140,809,884        $45,906,765

 Segment Profit (EBITDA)                      14,154,886          2,228,165

 Depreciation and amortization                 5,447,228            457,862

 Interest expense                              2,986,822            783,800

 Segment assets                              147,298,070         74,032,022

 Acquisition of property and equipment         5,078,816             30,714
 ------------------------------------------------------------------------------
 (a) Segment information for Niagara UK reflects the results of such segment from May 22, 1999.


 Nine months ended
 September 30, 2000                            Niagara US         Niagara UK
 ------------------------------------------------------------------------------
 Net sales                                   $157,644,112        $90,237,529

 Segment profit (EBITDA)                       16,645,569          5,204,260

 Depreciation and amortization                  5,708,792          1,430,172

 Interest expense                               3,554,939          2,057,233

 Segment assets                               147,163,603         71,532,236

 Acquisition of property and equipment          1,838,889          1,812,556
 ------------------------------------------------------------------------------


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

Results of operations

         While the Company's sales and profitability for the nine months ended September 30, 2000 improved over the comparable period in 1999, results for the third quarter 2000 were mixed with both sales and profitability at Niagara UK declining from the comparable period in 1999 which more than offset increases attributable to the Company's U.S. operations for the period. The declines at Niagara UK were primarily caused by the high value of the British pound relative to other Western European currencies, which constrained export sales during the period.

         The results of operations for the three months ended September 30, 1999 and 2000, and the nine months ended September 30, 2000, include the results of Niagara UK for the entire periods, while the results for the nine months ended September 30, 1999 include the results of Niagara UK only from May 22, 1999.

Three Months ended September 30, 2000 compared with September 30, 1999

         Net sales for the three months ended September 30, 2000 were $72,415,193, representing a decrease of $3,302,844, or 4.4%, over the same period in 1999. This decrease was attributable to a 19.2% reduction in sales by the Company's U.K operations following the consolidation of such operations and the closure of the Ductile Hot Mill facility, which was partially offset by a 6.3% increase in sales by the Company's U.S. operations.

         Cost of sales for the three months ended September 30, 2000 decreased by $2,974,298 to $62,131,673, representing a decrease of 4.6% over the same period in 1999. This decrease was primarily attributable to the decreased sales volume from the Company's U.K. operations.

         Gross margins for the three months ended September 30, 2000 increased by 0.2% compared to the same period in 1999 due primarily to the Company's continued emphasis on higher margin value-added products.

         Selling, general and administrative expenses for the three months ended September 30, 2000 decreased by $284,459 to $7,100,880, or 9.8% of sales, which, when compared to the corresponding period in 1999, represents the same 9.8% of sales.

         Interest expense for the three months ended September 30, 2000 increased by $132,374 to $1,925,157, due primarily to increased levels of borrowing following the acquisition of the U.K. steel bar businesses and increased interest rates.

         Net income for the three months ended September 30, 2000 was $833,804, a decrease of $82,704, or 9.0%, as compared to the net income for the three months ended September 30, 1999. This decrease was primarily due to a 61.7% reduction in net income attributable to the Company's U.K. operations which was partially offset by a 53.2% increase in net income attributable to the Company's U.S. operations.


Nine Months ended September 30, 2000 compared with September 30, 1999

         Net sales for the nine months ended September 30, 2000 were $247,881,641, representing an increase of $61,164,992, or 32.8%, over the same period in 1999. Approximately 27.5% of this increase was attributable to the Company's U.S. operations with the remainder, 72.5%, attributable to the Company's U.K. operations.

         Cost of sales for the nine months ended September 30, 2000 increased by $51,445,844 to $212,319,880, representing an increase of 32.0% over the same period in 1999. This increase was primarily attributable to the increased sales volume from the Company's U.S. and U.K. operations.

         Gross margins for the nine months ended September 30, 2000 increased by .5% as compared to the same period in 1999, due primarily to Niagara UK's greater emphasis on higher margin value-added products.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 increased by $5,539,768 to $22,425,419, or 9.0% of sales, which, when compared to the corresponding period in 1999, represents the same 9.0% of sales. The increase in dollar amount was due to the inclusion of Niagara UK's expenses for the entire period in 2000.

         Interest expense for the nine months ended September 30, 2000 increased by $1,841,550 to $5,612,172, due primarily to increased levels of borrowing following the acquisition of the U.K. steel bar businesses and increased interest rates.

         Net income for the nine months ended September 30, 2000 was $4,769,876, an increase of $1,501,741, or 46.0%, as compared to the net income for the nine months ended September 30, 1999. Approximately 81.5% of this increase was attributable to the Company's U.S. operations and the balance, 18.5%, was attributable to the Company's U.K. operations.

         On a pro forma basis, and as disclosed in Note 3 to the financial statements, actual net income for the nine months ended September 30, 2000 was $4,769,876 compared to a pro forma net loss of $2,610,576 for the same period in 1999. The pro forma results for the nine months ended September 30, 1999 were negatively impacted by an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK.


Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 2000 totaled $3,673,742 as compared to $5,514,713 for the same period in 1999. This decrease was attributable to an increase by U.S. operations in the financing of new machinery and equipment through leases.

         Cash flows provided by operating activities were $11,083,227 for the nine months ended September 30, 2000, an increase of $17,759,101 as compared to cash flows used in operating activities of $6,675,874 for the same period in 1999. This increase is largely attributable to the large increase in accounts receivable in 1999 following the acquisition of the U.K. steel bar businesses, which was partially offset by an increase in accounts payable and accrued expenses for the nine months ended September 30, 1999. Cash and cash equivalents at September 30, 2000 was $2,400,089, an increase of $165,908 as compared to December 31, 1999. Such funds are used for working capital and other corporate purposes.

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

         Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on April 18, 2002. Interest on such loans is payable in monthly installments at a rate that is either 175 basis points above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 25 basis points.

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions and changes in control of Niagara US and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of September 30, 2000.

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

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds, borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of September 30, 2000, Niagara had repurchased 1,498,638 shares of its Common Stock at a cost of $7,649,816, of which 464,129 shares were repurchased at a cost of $2,023,605 during the nine months ended September 30, 2000.

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

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, changes in control and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of September 30, 2000.

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

         At September 30, 2000, the Company had borrowed or been advanced $44,021,000 under its revolving credit facilities and the Discount Agreement and had approximately $25,000,000 in available credit thereunder, and the outstanding balance of its term loans was $40,573,000. Working capital of the Company at September 30, 2000 was $50,688,082 as compared to $55,019,020 at December 31, 1999.


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

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
            THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward- looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases or in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 1999, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.

                        PART II - OTHER INFORMATION

Item 1.           Legal proceedings.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for costs required to remove or remediate previously disposed wastes or hazardous substances at locations owned or operated by them or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At three of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which awaits further governmental approval. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through September 30, 2000. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

Item 2.           Changes in Securities and Use of proceeds.

                         Not applicable.

Item 3.           Defaults Upon Senior Securities.

                         None.

Item 4.           Submission of Matters to Vote of Security Holders.

                         None.

Item 5.           Other information.

                         Not applicable.

Item 6.           Exhibits and Reports ON FORM 8-K.

                  (a)  Exhibits.

     +3.1        Registrant's Restated Certificate of Incorporation, as
                 amended on May 16, 1996.
     *3.2        Registrant's By-laws.
     *4.1        Form of Common Stock Certificate.
 !!!!!4.2        Revolving Credit and Term Loan Agreement, dated as of
                 April 18, 1997, by and among Niagara Cold Drawn Corp.,
                 LaSalle Steel Company, Manufacturers and Traders Trust
                 Company (individually and as Agent), CIBC Inc. and
                 National City Bank (the "Credit Agreement").
   +++4.3        First Amendment to the Credit Agreement, dated as of
                 September 4, 1997.
   +++4.4        Second Amendment to the Credit Agreement, effective as of
                 December 31, 1997.
    !!4.5        Third Amendment to the Credit Agreement, effective May 15,
                 1998.
    **4.6        Fourth Amendment to the Credit Agreement, effective as of
                 December 1, 1998.
  ****4.7        Fifth Amendment to the Credit Agreement, effective as of
                 May 21, 1999.
 +++++4.8        Sixth Amendment to the Credit Agreement, effective as of
                 December 31, 1999.
!!!!!!4.9        Seventh Amendment to the Credit Agreement, effective as of
                 March 31, 2000.
!!!!!!4.10       Eighth Amendment to the Credit Agreement,
                 effective as of June 8, 2000.
    **4.1l       Amended and Restated Promissory Note, dated December 15,
                 1998, made by Gilbert D. Scharf in favor of Niagara
                 Corporation.
  ****4.12       Bank Facilities Agreement, dated May 21, 1999 between
                 National Westminster Bank Plc and Niagara LaSalle (UK)
                 Limited.
  ****4.13       Intercreditor Agreement, dated May 21, 1999, between
                 National Westminster Bank Plc, Niagara Corporation and
                 Niagara LaSalle (UK) Limited.
  ++++4.14       Invoice Discounting Agreement, dated August 23, 1999,
                 between Niagara LaSalle (UK) Limited and Lombard Natwest
                 Discounting Limited.
  ++++4.15       Intercreditor Agreement, dated August 23, 1999, between
                 Lombard Natwest Discounting Limited, Niagara Corporation
                 and Niagara LaSalle (UK) Limited.
  ++++4.16       Deed of Priority, dated August 23, 1999, between Lombard
                 Natwest Discounting Limited, National Westminster Bank
                 Plc, Manufacturers and Traders Trust Company, Niagara
                 LaSalle (UK) Limited and Niagara Corporation.
!!!!!!4.17       Amended Rate Cap Transaction Agreement, dated June 7,
                 2000, between The Bank of New York and Niagara LaSalle
                 Corporation.
  *** 10.1       Employment Agreement, dated as of January 1, 1999, by
                 and among Niagara Corporation, Niagara LaSalle Corporation and Michael Scharf.
  **  10.2       Employment Agreement, dated August 16, 1995, between
                 International Metals Acquisition Corporation, Niagara Cold
                 Drawn Corp. and Frank Archer.
  **  10.3       Employment Agreement, dated August 16, 1995, between
                 International Metals Acquisition Corporation, Niagara Cold
                 Drawn Corp. and Raymond Rozanski.
     !10.4       Amended and Restated Promissory Note made by Southwest
                 Steel Company, Inc. in favor of the Cohen Family Revocable
                 Trust, u/t/a dated June 15, 1988, in the principal amount
                 of $898,000, dated January 31, 1996.
     !10.5       Guaranty, made by the Registrant in favor of the Cohen
                 Family Revocable Trust, u/t/a dated June 15, 1988, dated
                 January 31, 1996.
    !!10.6       International Metals Acquisition Corporation 1995 Stock
                 Option Plan.
  !!!!10.7       First Amendment to the International Metals Acquisition
                 Corporation 1995 Stock Option Plan, dated October 5, 1996.
    ++10.8       Second Amendment to the Niagara Corporation 1995 Stock
                 Option Plan, dated June 8, 1998.
    ++10.9       Niagara Corporation Employee Stock Purchase Plan.
  ** 10.10       First Amendment to Lease, dated May 4, 1998, between
                 Niagara LaSalle Corporation and North American Royalties,
                 Inc.
*****10.11       Sale of Business Agreement, dated April 16, 1999, between
                 Glynwed Steels Limited, Glynwed International plc, Niagara
                 LaSalle (UK) Limited and Niagara Corporation
*****10.12       Property Agreement, dated April 16, 1999, between Glynwed
                 Property Management Limited, Glynwed Properties Limited,
                 Niagara LaSalle (UK) Limited, Niagara Corporation and
                 Glynwed International plc.
*****10.13       Agreement For Lease of Unit 6-8 Eagle Industrial Estate,
                 dated April 16, 1999, between Glynwed Property Management
                 Limited, Glynwed Properties Limited, Niagara LaSalle (UK)
                 Limited and Niagara Corporation.
+++++10.14       Form of Niagara LaSalle (UK) Limited Lease.
+++++10.15       Form of Niagara LaSalle (UK) Limited Side Deed.
+++++10.16       Form of Niagara LaSalle (UK) Limited Option Agreement.
+++++10.17       Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.
        27       Financial Data Schedule.
-----------------------------------

       + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended
          June 30, 1996.
      ++  Incorporated by reference to Annexes to the Registrant's
          Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
     +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
    ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended
          September 30, 1999.
   +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.
      * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
          No. 33-64682.
     ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998.
    *** Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1998.
   **** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated June 4, 1999.
  ***** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.
      ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended
          December 31, 1995.
     !!   Incorporated by reference to Annex A to the Registrant's
          Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
    !!! Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended
          June 30, 1998.
   !!!! Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
  !!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.
 !!!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999.

          (b)    Reports on Form 8-K.
                 None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000          NIAGARA CORPORATION
                                 -------------------
                                    (Registrant)




                                 /s/ Michael Scharf
                                 -------------------------
                                 Michael Scharf, President




Date: November 13, 2000          /s/ Raymond Rozanski
                                 --------------------------------
                                 Raymond Rozanski, Vice President
                                   and Treasurer




                               EXHIBIT INDEX


Exhibit No.           Description                       Page No.
-----------           ---------------                   --------

27                  Financial Data Schedule                   27