Form 10-K
period 2000-12-31
NIAGARA CORP
filed 2001-04-02
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                          -----------------------

                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,598,813 (assumes the registrant's officers, directors and all stockholders holding 5% or more of outstanding shares are affiliates).

      There were 8,363,817 shares of the registrant's Common Stock outstanding as of March 23, 2001.

      Documents Incorporated by Reference: The Items comprising Part III hereof (Items 10, 11, 12 and 13) are incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders or will be filed by amendment to this Form 10-K.



                                  PART I.


ITEM 1.     BUSINESS.

CORPORATE HISTORY

      Niagara Corporation ("Niagara") was organized on April 27, 1993 as a Delaware corporation under the name International Metals Acquisition Corporation. When formed, its objective was to acquire an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry. Between 1995 and 1999, Niagara completed acquisitions of three cold finished steel bar producers in the United States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars. These acquisitions were financed with proceeds from Niagara's initial public offering and bank and subordinated debt financings. See Note 2 to the Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Since they were acquired by Niagara, these businesses have invested approximately $27 million in capital expenditures to modernize, improve and expand their facilities, machinery and equipment.

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

      In November 1999, the Company announced a restructuring plan for its hot rolling operations in the United Kingdom. Under this plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson), and invested approximately $1.5 million in its remaining hot rolling businesses. During 2000, Niagara UK also reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution).

      Certain financial information for each of the Company's reportable segments (Niagara US and Niagara UK) is contained in Note 18 to the Financial Statements.

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

      The manufacture of cold drawn steel bars involves several steps. Hot rolled steel bars are cleaned of mill scale by a process that involves shotblasting the surface of the bars with hardened steel shot. After shotblasting, the bars are mechanically drawn, or pulled, through a tungsten carbide die containing an orifice one-sixteenth of an inch smaller in cross-section than the size of the hot rolled bar. Drawing the hot rolled steel bar in this manner elongates the bar and creates a quality micro-finished surface. The bars are then cut to length and straightened. As an additional step, bars may be turned, ground and/or polished to very close tolerance levels. This process produces steel bars with (i) a smooth and shiny surface, (ii) uniform shape, with close size tolerance, (iii) enhanced strength characteristics and (iv) improved machinability. These characteristics are essential for many industrial applications.

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

      During 2000, Niagara US added a new quench and tempering line to its Hammond facility and a new continuous shape straightening and weighing line to its Buffalo plant. Management expects this new equipment to increase capacity and improve the quality and efficiency of Niagara US's operations.

Niagara UK

      With the acquisition of the eight U.K. steel bar businesses in May 1999, Niagara UK became the largest independent steel bar producer in the United Kingdom with hot rolling, cold finishing and distribution operations. These operations represented 48%, 28% and 24%, respectively, of Niagara UK's total revenues from unaffiliated customers for 2000 and 51%, 27% and 22%, respectively, of such revenues for the period May 22 through December 31, 1999.

      Niagara UK's hot rolling operations, which operate under the names Gadd Dudley Port and Ductile Wesson, offer one of the most comprehensive ranges of round, hexagon, flat, square and special profile bars and sections to the manufacturing industry worldwide. These engineering bars include value-added products that involve the use of various alloys, customized equipment and special production procedures. The manufacture of hot rolled steel involves several steps. Semi-finished steel in the form of billets, blooms or slabs is heated in a furnace to between 1100 and 1200 degrees centigrade to make the steel suitable for reshaping. The heated semi-finished product is then passed through up to 11 pairs of large diameter, water-cooled iron rolls which create the size and shape of bar desired. After cooling, the bars are straightened, tested for quality and cut to desired length. Niagara UK's hot rolling facilities produce round, hexagon and square bars up to 4 1/16 inches in diameter, rectangular bars up to 20 inches wide and a variety of special shapes and sections for the cold drawn, construction and engineering markets, among others.

      Niagara UK's cold finishing operations, which operate under the names GB Longmore, Midland Engineering Steels and Wesson Bright Products, represent the largest independent cold drawn bar producer in the United Kingdom and one of the largest producers of cold finished rectangular bars in Europe. These operations produce cold drawn, machined and turned bars in sizes up to 16 inches in diameter for rounds, 6 1/4 inches for squares, 20 inches wide for rectangles and up to 4 inches across flats for hexagons. These products are available in a wide range of specifications including carbon alloy and are generally sold in lengths varying from 10 to 20 feet. These cold finished bars are predominantly used in machining applications, automotive and appliance shafts, screw machine parts, hydraulic applications, machinery guides and precision shafting.

      Niagara UK's distribution operations operate under the name Macreadys and represent one of the leading distributors in the U.K. of cold finished and hot rolled engineering bars. Macreadys distributes throughout the United Kingdom with warehousing at three sites and sales offices at an additional five locations in the U.K.

CUSTOMERS

      Niagara US sells its products primarily to steel service centers, which accounted for approximately 74% of its sales during 2000, with the balance of its sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. Niagara US concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, Niagara US attempts to minimize the risk of holding obsolete inventory.

      Niagara US has approximately 575 active customers in North America with sales outside the United States representing less than 5% of its total sales for each of 1998, 1999 and 2000. For 2000, Niagara US's 10 largest customers (by tons shipped) represented approximately 64% of its total sales, and its 3 largest customers, Alro Steel Corporation, Earle M. Jorgensen Co. and Joseph T. Ryerson and Sons, Inc., represented approximately 44% of its total sales. The loss of any of these three largest customers would have a material adverse effect on Niagara US's sales.

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

      Niagara UK has approximately 9,500 active accounts. For 2000, its largest account represented less than 3% of its total sales and its 10 largest customers represented approximately 19% of its total sales. Approximately 64% of its sales during 2000 were within the U.K. with 19% to continental Europe and 17% to the rest of the world. These amounts were 67%, 16% and 17%, respectively, for the period May 22 through December 31, 1999. Niagara UK's sales to any one foreign country represented less than 5% of its total sales for these periods.

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

STRATEGY

      Management's business strategy focuses on improving product quality and customer service and on maintaining strict cost controls. In the U.S., the Company offers a full line of cold finished products on a national level. Through its U.K. operations, the Company offers, on a worldwide basis, a full range of standard products and a comprehensive range of special sections and flats (rectangles and squares) which typically yield a higher margin. In addition, Niagara UK's distribution operations represent one of the leading distributors of carbon, alloy and stainless bars in the United Kingdom.

      Management seeks to obtain a competitive advantage through the Company's ability to supply customers on a timely basis with an extensive range of sizes and shapes of high quality steel bars often at volumes that are not attractive to larger steel processors. In this regard, the Company maintains finished goods inventories of the most commonly ordered sizes and shapes of cold finished bars and minimizes lead times for its hot rolled bar customers by employing frequent rolling cycles from a comprehensive raw material inventory.

      In order to improve profitability, management has chosen to specialize in higher margin and value-added products. Accordingly, the Company has focused its capital investment on these product lines. In the United States, the Company has added significantly to its information technology staff and systems in order to improve customer service and efficiency. The Company's goal in this regard is to fully integrate its information systems with those of its suppliers and customers. In the United Kingdom, the Company has restructured operations and consolidated management and administrative functions in order to improve product range and quality, more efficiently meet customer requirements and reduce costs.

EMPLOYEES

      As of December 31, 2000, the Company had 1,355 employees, 607 were located in the U.S. and 748 were located in the U.K. All of LaSalle's 214 hourly production employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on July 18, 2001. All of LaSalle's 22 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which expires on February 19, 2003.

      Of the 748 Niagara UK employees as of December 31, 2000, 420 were covered by collective bargaining agreements with the Iron and Steel Trades Confederation (329 employees), the Transport and General Workers Union (54 employees) and the General and Municipal Boilermakers Union (37 employees). These agreements extend indefinitely and contain compensation provisions which are reviewed annually. These reviews take place at different times throughout the year based on the facility and the status of the employee. All other contract terms remain the same from year to year.

ITEM 2.  PROPERTIES.

NIAGARA

      Niagara utilizes approximately 5,000 square feet of space for its headquarters in New York, New York under a lease expiring on December 31, 2007.

NIAGARA US

      Niagara US operates manufacturing facilities in Buffalo, New York; Chattanooga, Tennessee; Midlothian, Texas; and Hammond and Griffith, Indiana. Niagara LaSalle owns the 207,000 square-foot Buffalo facility, leases the 92,000 square-foot Chattanooga facility and owns the 115,000 square-foot Midlothian facility. LaSalle owns the 550,000 square-foot Hammond facility and the 51,900 square-foot Griffith facility. The owned facilities are mortgaged to the Company's lenders. The initial term of the Chattanooga lease extends through November 30, 2009. Annual rent is $189,996 through November 30, 2004 and $199,992 for the remainder of the initial term. Niagara LaSalle has the option to extend the term of this lease for an additional 10 years at specified rents and may terminate this lease beginning on December 1, 2004 upon the payment of a termination fee that varies with the date of termination.

NIAGARA UK

      In connection with the acquisition of the U.K. steel bar businesses, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed calling for the lease or sublease by Niagara UK of 10 operating facilities in the West Midlands region of England and the assignment of 5 sales office leases located throughout the United Kingdom. Pursuant to these agreements, the initial term of the lease is 10 years for 9 of the operating facilities and 5 years for the remaining operating facility (32,000 square-foot facility in Tipton) at aggregate rents of (pound)50,000 (approximately $75,000) for the first two years; (pound)850,000 (approximately $1.3 million) for years 3-6; and (pound)1,000,000 (approximately $1.5 million) for years 7-10. The sales office leases have various terms ranging to five years. Each operating facility lease can be terminated by Niagara UK on one year's notice and Niagara UK has the option to purchase any or all of the 7 primary operating facilities (identified by an asterisk below) at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately $14.2 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

      Niagara UK's operating facilities currently consist of : 124,500 square feet in Dudley (Gadd Dudley Port)*, 204,500 square feet in Moxley (Ductile Wesson)*, 103,000 square feet in Willenhall (GB Longmore), 121,200 (Gadd Dudley Port)* and 32,000 (Midland Engineering Steels) square feet in Tipton, 115,600 square feet in Darlaston (GB Longmore)*, 88,700 square feet in Rugby (Macreadys)*, 15,500 square feet in Newport (Macreadys)* and 28,800 square feet in Bolton (Macreadys)*. The sales offices (Macreadys) range from 400 to 3,200 square feet and are located in Waltham Cross, Medway, Southhampton, Leeds and Glasgow.

      In connection with a restructuring plan for its hot rolling operations, Niagara UK terminated its lease of the 51,000 square-foot facility in Willenhall (Ductile Wesson) on February 18, 2001.

      Management considers these manufacturing facilities, which operated at approximately 70% of capacity in 2000, suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

      Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has made for these sites through December 31, 2000. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                 PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      Niagara's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 1999 and 2000.

                                                High        Low
                                                ----        ---
1999
   January 1 through March 31.........          8           4 11/16
   April 1 through June 30............          8           5 1/4
   July 1 through September 30........          5 11/16     4 1/4
   October 1 through December 31......          5 3/8       3 1/2

2000
   January 1 through March 31.........          5 3/16      3 7/8
   April 1 through June 30............          5 1/16      3 1/2
   July 1 through September 30........          4 7/16      3 5/8
   October 1 through December 31......          3 3/4       1 1/4

      As of March 23, 2001, there were 26 registered holders of Niagara Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA.

                                                         Year ended December 31,
                                    ------------------------------------------------------------
                                     1996(1)      1997(2)       1998        1999(3)       2000
                                     ----         ----          ----        ----          ----
                                              (in thousands, except per share data)
Statement of Operations Data:
Net sales (4) ..................... $ 78,510     $214,962     $217,582     $281,117     $336,037
Cost of products sold (4) .........   69,814      190,532      187,375      245,170      294,108
Gross profit ......................    8,695       24,430       30,207       35,947       41,928
Selling, general and
  administrative expenses .........    5,706       12,450       15,645       24,441       27,744
Interest income ...................      100          160          172           36            7
Other income ......................      126          187          195          143          152
Interest expense ..................    1,536        5,874        4,154        5,631        7,417
Income taxes ......................      615        2,479        4,265        2,299        2,590
Extraordinary loss on early
  extinguishment of debt ..........       --        2,062           --           --           --
Net income ........................    1,064        1,912        6,510        3,757        4,337
Net income per share (basic)
  (before extraordinary loss) ..... $    .30     $    .94     $    .66     $    .40     $    .50
Net income per share (diluted)
  (before extraordinary loss) ..... $    .30     $    .78     $    .64     $    .40     $    .50
Net income per share (basic) ...... $    .30     $    .45     $    .66     $    .40     $    .50
Net income per share (diluted) .... $    .30     $    .38     $    .64     $    .40     $    .50
Weighted average common shares
  outstanding (basic) .............    3,603        4,247        9,880        9,350        8,659
Weighted average common shares
  outstanding (diluted) ...........    3,603        5,095       10,250        9,357        8,659

                                    ------------------------------------------------------------
                                                            At December 31,
                                    ------------------------------------------------------------
                                       1996         1997        1998          1999        2000
                                       ----         ----        ----          ----        ----
                                                            (in thousands)

Balance Sheet Data:
Cash and cash equivalents ......... $  1,588     $ 13,207     $    441     $  2,234     $  2,351
Trade accounts receivable, net ....    5,953       21,660       13,360       53,126       46,138
Inventories .......................   14,446       35,190       30,132       59,442       60,901
Property, plant and equipment,
  net .............................   21,649       89,163       89,749      102,984       98,076
Goodwill, net .....................    2,543        2,177        2,100        2,022        1,984
Total assets ......................   47,348      166,520      139,429      227,934      215,418
Trade accounts payable ............    4,110       20,985       14,107       50,191       44,468
Accrued expenses ..................    3,690        8,679        6,555        9,506       10,496
Current maturities of long-term
  debt ............................    1,662        3,498        4,797        6,411        7,653
Long-term debt, less current
  maturities ......................   18,075       59,184       41,572       87,388       77,877
Accrued pension and other
  postretirement benefits .........       --       14,537       10,303        8,023        7,718
Deferred income taxes .............    3,805        5,726        7,357        9,849       11,266
Total liabilities .................   31,822      114,524       84,898      171,473      159,539
Stockholders' equity .............. $ 15,526     $ 51,996     $ 54,531     $ 56,461     $ 55,879


(1)   Includes the results of Southwest from February 1, 1996.
(2)   Includes the results of LaSalle from April 1, 1997.
(3)   Includes the results of Niagara UK from May 22, 1999.
(4) Net sales and cost of products sold have been restated for years 1996 through 1999 in accordance with EITF No. 00-10. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      During the first half of 2000, the Company experienced an increase in both sales and net income, with most of the improvement attributable to its U.S. operations. Beginning in the third quarter 2000 and accelerating through the end of the year, the Company experienced a decline in sales resulting in a $432,658 loss for the fourth quarter. During this period, demand for the Company's products declined as service centers, the Company's major customer base in the U.S., reduced excess inventories in the face of a weaker overall economy. In addition, competitive pressures in the U.S. during the second half of 2000 resulted in a marked decline in prices. In the U.K., the Company's operations experienced a weakened domestic demand for its products during the second half of the year while the high value of the pound sterling relative to other European currencies continued to impact negatively on Niagara UK's export business.

      The following year-to-year comparisons reflect a reclassification of freight costs in accordance with Emerging Issues Task Force ("EITF") No. 00-10. This pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. See "Recent Accounting Pronouncements." This reclassification, to conform to current year presentation, resulted in the recording of such amounts in both net sales and cost of products sold for 1999 and 1998, and, accordingly, resulted in no change to gross profit for such years. Previously, net sales for 1999 and 1998 had been stated after reduction for freight costs.

      The results of operations for the year ended December 31, 1999 include the results of Niagara UK from May 22, 1999.

Year ended December 31, 2000 compared with December 31, 1999

      Net sales for the year ended December 31, 2000 were $336,036,710, representing an increase of $54,919,822, or 19.5%, over the same period in 1999. Approximately 21.3% of this increase was attributable to the Company's U.S. operations with the remainder, 78.7%, attributable to the Company's U.K. operations. The increase in net sales attributable to the Company's U.S. operations was due to increased volume while the increase in net sales attributable to the Company's U.K. operations was due to their inclusion for the entire year in 2000 as compared to the period May 22 through December 31 for 1999.

      Cost of products sold for the year ended December 31, 2000 increased by $48,938,783 to $294,108,284, representing an increase of 20.0% over the same period in 1999. This increase was primarily attributable to the increased sales volume from the Company's operations.

      Gross margins for the year ended December 31, 2000 decreased by 0.3% over the same period in 1999 due primarily to a less favorable product mix.

      Selling, general and administrative expenses for the year ended
December 31, 2000 increased by $3,303,281 to $27,744,071, or 8.3% of sales, compared to 8.7% of sales for the same period in 1999. The increase in dollar amount was due to the inclusion of Niagara UK's expenses for the entire year in 2000, which was offset in part by reduced selling, general and administrative expenses due to cost reductions at the Company's U.S. operations.

      Interest expense for the year ended December 31, 2000 increased by $1,786,081 to $7,416,630. This increase was primarily due to increased levels of borrowings following the acquisition of the U.K. steel bar businesses and an increase in interest rates.

      Net income for the year ended December 31, 2000 was $4,337,218, an increase of $580,593, or 15.5%, as compared to the net income for the year ended December 31, 1999. Approximately 10.0% of this increase was attributable to the Company's U.S. operations and the balance, 90.0%, was attributable to the Company's U.K. operations.

      As disclosed in Note 2 to the Financial Statements, actual net income for the year ended December 31, 2000 was $4,337,218 compared to a pro forma net loss of $2,122,086 for the same period in 1999. The pro forma results for the year ended December 31, 1999 were negatively impacted by an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK during the first quarter of 1999.

Year ended December 31, 1999 compared with December 31, 1998

      Net sales for the year ended December 31, 1999 were $281,116,888, representing an increase of $63,535,362, or 29.2%, over the same period in 1998. This increase was attributable to the inclusion of $84,066,863 of Niagara UK sales which was offset in part by a decrease in sales from U.S. operations due to weakened demand for products and a decline in prices.

      Cost of products sold for the year ended December 31, 1999 increased by $57,794,752 to $245,169,501, representing an increase of 30.8% over the same period in 1998. This increase was attributable to the inclusion of $71,077,141 of Niagara UK's cost of products sold, which was offset in part by reduced raw material costs as a result of the lower sales volume, lower raw material prices and, to a lesser extent, reduced operating costs in the U.S.

      Gross margins for the year ended December 31, 1999 decreased by 1.1% over the same period in 1998 due to the decline in selling prices, which was partially offset by a decrease in raw material prices and the Company's greater emphasis on higher margin value-added products. If adjusted for the effects of the curtailment of certain post retirement welfare benefits and pension costs attributable to U.S. operations for 1998, gross margins for the year ended December 31, 1999 would have improved by 0.4% over the same period in 1998.

      Selling, general and administrative expenses for the year ended December 31, 1999 increased by $8,796,088 to $24,440,790, or 8.7% of sales, compared to 7.2% of sales for the same period in 1998. Both the increase in dollar amount and increase as a percentage of sales were due to the inclusion of $10,385,466 of Niagara UK's expenses for the period, which was offset in part by reduced selling, general and administration expenses from the Company's U.S. operations due to their decrease in sales and cost reductions in the U.S.

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

      On a pro forma basis, and as disclosed in Note 2 to the Financial Statements, net loss for the year ended December 31, 1999 would have been $2,122,086 compared to net income of $7,461,000 for the same period in 1998. This decrease is attributable to reduced sales of approximately $72,000,000 and an inventory adjustment of approximately $5,700,000 to estimated net realizable value at Niagara UK during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the year ending December 31, 2000 were $4,897,032 compared to $5,180,444 for the same period in 1999. This decrease was attributable to an increase by U.S. operations in the financing of new machinery and equipment through leases. The Company anticipates spending approximately $8,300,000 for capital expenditures during 2001.

      Cash flows provided by operating activities were $13,539,373 for the year ended December 31, 2000 as compared to $5,252,947 used in operating activities for the year ended December 31, 1999. This $18,792,320 increase from the prior year is largely attributable to the large increase in accounts receivable in 1999 following the acquisition of the U.K. steel bar businesses (an increase of $39,356,798 in 1999 as compared to a decrease of $3,846,937 in 2000) and a smaller increase in inventory for 2000 as compared to 1999 ($3,450,179 as compared to $7,563,220). These were partially offset by an increase in accounts payable and accrued expenses (an increase of $32,718,279 in 1999 as compared to a decrease of $2,524,477 in 2000), an increase in net income ($580,593), an increase in depreciation, amortization and allowances ($1,374,856) and a decrease in accounts receivable - other ($2,255,687). Cash and cash equivalents at December 31, 2000 was $2,350,515, an increase of $116,334 as compared to December 31, 1999. Such funds are used for working capital and other corporate purposes.

      On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., National City Bank, National Bank of Canada and the Prudential Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 five-year revolving credit facility and a $40,000,000 seven-year term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

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

      The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of December 31, 2000.

      On April 18, 2000, Niagara LaSalle entered into an interest rate cap transaction with The Bank of New York ("BNY") pursuant to which, and in exchange for $63,000, BNY agreed to make certain payments to Niagara LaSalle in the event the applicable three-month LIBOR rate exceeds 8.28% at any time between July 20, 2000 and April 20, 2002. In such event, BNY has agreed to pay Niagara LaSalle, on a quarterly basis beginning on October 20, 2000, an amount equal to that which would be payable on $45 million (for the period in question), at an interest rate equal to the difference between such LIBOR rate and 8.28%.

      On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds or borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of December 31, 2000, Niagara had repurchased 1,633,638 shares of its Common Stock at a cost of $8,030,409, of which 599,129 shares were repurchased at a cost of $2,404,198 during the year ended December 31, 2000.

      On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank plc ("National Westminster") providing for a (pound)10 million (approximately $16 million) seven-year term loan and a (pound)9.8 million (approximately $15.7 million) three-year revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

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

      The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of December 31, 2000.

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

      At December 31, 2000, the Company had borrowed or been advanced $44,967,728 under its revolving credit facilities and the Discount Agreement and had approximately $19,000,000 in available credit thereunder, and the outstanding balance of its term loans was $39,738,721. Working capital of the Company at December 31, 2000 and 1999 was $51,338,968 and $55,019,020, respectively.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. Adoption of the new standard is not expected to have a material effect on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines supplementing SAB No. 101. The adoption of this bulletin and these guidelines did not have an effect on the Financial Statements.

      In March 2000, the FASB issued Interpretation No. 44 to Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed the accounting consequences of a reduction of the exercise price of a fixed stock option award. The adoption of this interpretation did not have an effect on the Financial Statements.

      The Company has adopted the classification requirements for freight costs required by EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. This reclassification, to conform to current year presentation, resulted in the recording of such amounts in both net sales and cost of products sold for 1996 through 1999, and, accordingly, resulted in no change to gross profit for such years. Previously, net sales for such years had been stated after reduction for freight costs. For the years ended December 31, 1996, 1997, 1998, 1999 and 2000, the amounts involved were $3,700,000, $10,000,000,
$10,035,000, $16,895,000 and $21,784,000, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability and the credit risk of its customers. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 210 basis points, or M&T's prime rate plus 50 basis points. Interest on revolving credit loans made pursuant to such agreement accrues at either 175 basis points above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 25 basis points. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the LIBOR rate (for a period specified by Niagara UK from time to time) plus 15 basis points. Interest on advances under the Discount Agreement accrues at National Westminster's base rate plus 2.25%. Management has attempted to reduce market risks associated with the fluctuations in interest rates by entering into an interest rate cap agreement which protects Niagara LaSalle with respect to $45 million of indebtedness in the event the applicable three-month LIBOR rate exceeds 8.28% (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources"). Management has also attempted to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement.

      The Company sells its products primarily to customers in North America and Europe. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. At December 31, 2000, Niagara UK had approximately (pound)13,535,000 (approximately $20,215,000) of such contracts all of which were due to mature during 2001. Revenues from sales by Niagara US are collected exclusively in U.S. dollars.

      The Company is subject to the economic conditions affecting its customers. To reduce its customer credit risk, Niagara UK has insured substantially all of its accounts receivable. In the U.S., management continuously reviews information concerning the financial condition of its customers and believes that its allowance for doubtful accounts is sufficient to cover such risks.


            CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-K, including, without limitation, those made under "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may constitute forward-looking statements. When used in this Form 10-K, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," " believes," "estimates," "predicts," "projects," "likely," or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the SEC, in the Company's press releases or in oral statements made by authorized officers of the Company. Such factors include, among other things:

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

o Foreign Sales - Approximately 36% of Niagara UK's sales are to customers outside of the United Kingdom. Revenues in respect of such sales are generally collected in the local currency of the customer. While Niagara UK purchases foreign exchange contracts to reduce its exposure to fluctuations in exchange rates, its export sales have been and will remain subject to the value of the British pound in relation to the value of the local currencies. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations" and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

o Customer Concentration - Niagara US's 3 largest customers represented approximately 44% of its total sales for 2000. The loss of any of these customers would have a material adverse effect on Niagara US's sales. See "BUSINESS -- Customers."

o Expiration of Management Employment Contracts - Certain members of management had employment contracts with the Company which expired within the last year. There is no assurance that the Company will be able to negotiate new agreements in order to retain these individuals.

o Expiration or Review of Union Contracts - LaSalle's hourly production employees at its Hammond and Griffith, Indiana facilities are covered by collective bargaining agreements which expire on July 18, 2001 and February 19, 2003, respectively. There is no assurance that LaSalle will be able to negotiate new agreements on favorable economic terms. In addition, a large number of Niagara UK's employees are covered by collective bargaining agreements containing compensation provisions which are reviewed annually. There is no assurance that Niagara UK will be able to agree with the covered employees at the time of such review. Accordingly, the Company may experience work stoppages or other labor difficulties. See "BUSINESS -- Employees."

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       INDEX TO FINANCIAL STATEMENTS

                                                            Page
Report of Independent Certified Public Accountants.......    17
Balance Sheets...........................................    18
Statements of Operations.................................    19
Statements of Stockholders' Equity.......................    20
Statements of Cash Flows.................................    21
Notes to Financial Statements............................ 22-53





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and its subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/BDO Seidman, LLP
BDO Seidman, LLP


New York, New York

February 22, 2001



                                                           Niagara Corporation
                                                              and Subsidiaries

                                                                Balance Sheets

December 31,                                     1999              2000
------------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                $   2,234,181      $   2,350,515
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $925,000 and $1,459,000
    (Notes 5 and 11)                          53,126,071         46,138,149
  Accounts receivable - other (Note 8)         2,255,687               ---
  Inventories (Notes 3 and 5)                 59,441,872         60,901,482
  Deferred income taxes (Note 10)                957,000          1,736,000
  Other current assets (Note 6)                3,112,453          2,829,295
------------------------------------------------------------------------------
      Total current assets                   121,127,264        113,955,441
Property, plant and equipment, net
  (Notes 4 and 5)                            102,983,882         98,075,506
Goodwill, net of accumulated
  amortization of $300,077 and
  $377,876                                     2,022,061          1,983,579
Deferred financing costs, net of
  accumulated amortization of
  $295,168 and $405,876                          479,832            369,124
Intangible pension asset (Note 6)                474,000            422,000
Other assets, net of accumulated
  amortization of $584,483 and
  $744,680                                       847,260            612,338
------------------------------------------------------------------------------
                                           $ 227,934,299      $ 215,417,988
------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                         $  50,191,265      $  44,468,035
  Accrued expenses (Note 2)                    9,506,238         10,495,664
  Current maturities of long-term debt
    (Note 5)                                   6,410,741          7,652,774
------------------------------------------------------------------------------
      Total current liabilities               66,108,244         62,616,473
Other:
  Long-term debt, less current
    maturities (Note 5)                       87,387,943         77,876,706
  Accrued pension cost (Note 6)                2,690,987          2,400,000
  Accrued other postretirement
    benefits (Note 6)                          5,331,586          5,317,536
  Deferred income taxes (Note 10)              9,849,000         11,266,000
  Other noncurrent liabilities                   105,261             62,550
------------------------------------------------------------------------------
      Total liabilities                    $ 171,473,021      $ 159,539,265
------------------------------------------------------------------------------
Commitments and contingencies
  (Notes 8, 9 and 13)
Stockholders' equity
  (Notes 6, 7 and 9):
  Preferred stock, $.001 par value -
    500,000 shares authorized; none
    outstanding                            $           -      $           -
  Common stock, $.001 par value -
    15,000,000 shares authorized;
    9,997,455 issued                               9,998              9,998
  Additional paid-in capital                  50,111,675         50,111,675
  Retained earnings                           12,141,460         16,478,678
  Accumulated other comprehensive loss          (175,644)        (2,691,219)
------------------------------------------------------------------------------
                                              62,087,489         63,909,132
   Treasury stock, at cost, 1,034,509
     and 1,633,638 shares                     (5,626,211)        (8,030,409)
------------------------------------------------------------------------------
       Total stockholders' equity          $  56,461,278      $  55,878,723
------------------------------------------------------------------------------
                                           $ 227,934,299      $ 215,417,988
------------------------------------------------------------------------------

              See accompanying notes to financial statements.




                                                                  Niagara Corporation
                                                                     and Subsidiaries

                                                             Statements of Operations

Year ended December 31,                       1998          1999(a)         2000
-------------------------------------------------------------------------------------
Net sales (Note 11)                       $217,581,526   $281,116,888   $336,036,710
Cost of products sold (Notes 6 and 12)     187,374,749    245,169,501    294,108,284
-------------------------------------------------------------------------------------
      Gross profit                          30,206,777     35,947,387     41,928,426
Operating expenses:
  Selling, general and administrative
  (Note 6)                                  15,644,702     24,440,790     27,744,071
-------------------------------------------------------------------------------------
      Operating income                      14,562,075     11,506,597     14,184,355
Interest income                                172,076         36,172          7,050
Interest expense                            (4,153,985)    (5,630,549)    (7,416,630)
Other income                                   194,940        143,405        152,443
-------------------------------------------------------------------------------------
      Income before income taxes            10,775,106      6,055,625      6,927,218
Income taxes (Note 10)                       4,265,000      2,299,000      2,590,000
-------------------------------------------------------------------------------------
Net income                                $  6,510,106   $   3,756,62   $  4,337,218
-------------------------------------------------------------------------------------
Net income per share:
  Basic                                   $        .66   $        .40   $        .50
-------------------------------------------------------------------------------------
  Diluted                                 $        .64   $        .40   $        .50
-------------------------------------------------------------------------------------
Weighted average common shares
  outstanding (Note 14):
    Basic                                    9,879,528      9,350,189      8,659,013
    Diluted                                 10,249,954      9,357,114      8,659,013
-------------------------------------------------------------------------------------

-------------
(a)   Includes the results of Niagara LaSalle (UK) Limited from May 22, 1999.

              See accompanying notes to financial statements.



                                                                                                              Niagara Corporation
                                                                                                                 and Subsidiaries


                                                                                               Statements of Stockholders' Equity

Years ended December 31, 1998, 1999 and 2000
---------------------------------------------------------------------------------------------------------------------------------
                                      Common stock
                                   ------------------
                                                                                    Accumulated
                                     Number             Additional                      other         Treasury          Total
                                       of                 paid-in       Retained    comprehensive      stock,        stockholders
                                     shares    Amount     capital       earnings        loss           at cost          equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998           9,997,455   $9,998   $50,111,675   $ 1,874,729   $         -     $         -      $51,996,402
Comprehensive income:
  Net income for the year                  -        -             -     6,510,106             -               -        6,510,106
  Minimum pension liability
    adjustment ($1,764,000, net
    of tax benefit of $688,000)            -        -             -             -    (1,076,000)              -       (1,076,000)
---------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                                                         5,434,106
---------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at
  cost (a)                                 -        -             -             -             -      (2,899,965)      (2,899,965)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         9,997,455    9,998    50,111,675     8,384,835    (1,076,000)     (2,899,965)      54,530,543
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                  -        -             -     3,756,625             -               -        3,756,625
  Foreign currency translation
    adjustments (Note 1)                   -        -             -             -        12,356               -           12,356
  Minimum pension liability
    adjustment ($1,456,000, net
    of tax expense of $568,000
    - Note 6)                              -        -             -             -       888,000               -          888,000
---------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                                                         4,656,981
---------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at
  cost (b)                                 -        -             -             -             -      (2,726,246)      (2,726,246)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999         9,997,455    9,998    50,111,675    12,141,460      (175,644)     (5,626,211)      56,461,278
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for the year                  -        -             -     4,337,218             -               -        4,337,218
  Foreign currency translation
    adjustment (Note 1)                    -        -             -             -    (1,021,575)              -       (1,021,575)
  Minimum pension liability
    adjustment ($2,449,000, net
    of tax benefit of $955,000
    - Note 6)                              -        -             -             -    (1,494,000)              -       (1,494,000)
---------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                                                                                         1,821,643
---------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at
  cost (c)                                 -        -             -             -             -      (2,404,198)      (2,404,198)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000         9,997,455   $9,998   $50,111,675   $16,478,678   $(2,691,219)    $(8,030,409)     $55,878,723
---------------------------------------------------------------------------------------------------------------------------------

----------
(a)  During the year ended December 31, 1998, Niagara Corporation repurchased 485,880 shares of its Common Stock at a cost of
     $2,899,965.
(b)  During the year ended December 31, 1999, Niagara Corporation repurchased 548,629 shares of its Common Stock at a cost of
     $2,726,246.
(c)  During the year ended December 31, 2000, Niagara Corporation repurchased 599,129 shares of its Common Stock at a cost of
     $2,404,198.
---------------------------------------------------------------------------------------------------------------------------------

                                          See accompanying notes to financial statements.




                                                           Niagara Corporation
                                                              and Subsidiaries

                                                      Statements of Cash Flows
                                                                     (Note 16)

 Year ended December 31,                       1998         1999(a)        2000
 ------------------------------------------------------------------------------
 Cash flows from operating activities:
   Net income                            $ 6,510,106 $    3,756,625 $ 4,337,218
 ------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization       6,615,662     8,144,210    9,120,844
      Provision for doubtful accounts        61,151       135,778      534,000
      Deferred income taxes               3,226,000     1,461,000    1,593,000
      Pension costs                         523,437      (740,350)  (3,021,987)
      Other postretirement benefits      (7,052,361)     (307,053)     (14,050)
      Loss on disposal and write-off
      of equipment                                -       569,008       38,875
      Changes in assets and
        liabilities, net of effects of
        purchase of U.K. steel bar
        businesses in 1999:
         Decrease (increase) in
           accounts receivable            8,238,789   (39,356,798)   3,846,937
         (Increase) decrease in
           accounts receivable - other            -    (2,255,687)   2,255,687
         Decrease (increase) in
           inventories                    5,057,691    (7,563,220)  (3,450,179)
         Decrease (increase) in other
           current assets                   381,224    (1,391,323)     792,733
         Decrease (increase) in other
           assets                           452,987      (423,416)      30,772
         (Decrease) increase in
           accounts payable, accrued
           expenses and other
           noncurrent liabilities        (9,338,065)   32,718,279   (2,524,477)
 ------------------------------------------------------------------------------
             Total adjustments            8,166,515    (9,009,572)    9,202,155
 ------------------------------------------------------------------------------
             Net cash (used in)          14,676,621    (5,252,947)   13,539,373
               provided by operating
               activities
 ------------------------------------------------------------------------------
 Cash flows from investing activities:
   Adjustment to purchase price for
     prior acquisition                    (1,371,000)            -            -
   Acquisition of U.K. steel bar
     businesses                                    -   (32,514,281)           -
   Proceeds from disposal of equipment             -        25,864       15,550
   Acquisition of property and equipment  (6,859,081)   (5,180,444) (4,897,032)
 ------------------------------------------------------------------------------
              Net cash used in
                investing activities      (8,230,081)  (37,668,861) (4,881,482)
 ------------------------------------------------------------------------------
 Cash flows from financing activities:
   Proceeds from long-term debt                    -    57,226,432    1,102,495
   Repayment of long-term debt           (16,312,998)   (9,797,207) (7,028,241)
   Payments to acquire treasury stock     (2,899,965)   (2,726,246) (2,404,198)
 ------------------------------------------------------------------------------
              Net cash (used in)
                provided by financing
                activities               (19,212,963)   44,702,979  (8,329,944)
 ------------------------------------------------------------------------------
 Effect of exchange rate changes on                -        12,356    (211,613)
   cash and cash equivalents
 ------------------------------------------------------------------------------
 Net (decrease) increase  in cash and
   cash equivalents                      (12,766,423)    1,793,527      116,334
 Cash and cash equivalents, beginning
   of year                                13,207,077       440,654    2,234,181
 ------------------------------------------------------------------------------
 Cash and cash equivalents, end of year $    440,654 $   2,234,181   $2,350,515
 ------------------------------------------------------------------------------

 ----------
 (a)  Includes the cash flows of Niagara LaSalle (UK) Limited from May 22,
      1999.
 ------------------------------------------------------------------------------

              See accompanying notes to financial statements.



                                                           Niagara Corporation
                                                              and Subsidiaries


                                                 Notes to Financial Statements



  1.    Summary of        Organization and Business Operations
        Significant
        Accounting
        Policies          Niagara Corporation ("Niagara") was incorporated
                          in Delaware on April 27, 1993 with the objective of acquiring an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry.

                          Niagara consummated an initial public offering on August 20, 1993 and raised net proceeds of $15,295,100. Since that date, it has made acquisitions of three cold finished steel bar producers in the United States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars.

                          Niagara's subsidiaries, Niagara LaSalle
                          Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle," and together with Niagara LaSalle, "Niagara US") operate from five locations in the United States. Niagara's subsidiary, Niagara LaSalle (UK) Limited ("Niagara UK"), operates from nine locations in the United Kingdom. Niagara LaSalle and LaSalle are Delaware corporations. Niagara UK is an English company.

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

                          Foreign Currency Translation and Transactions

                          Niagara UK uses British pounds sterling
                          ("(pound)") as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary have been translated at year-end exchange rates and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period. Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive loss within the Statements of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in other income within the Statements of Operations.

                          Cash Equivalents

                          The Company considers all highly liquid
                          investments with maturities of three months or less when purchased to be cash equivalents.

                          Revenue Recognition

                          Revenue from the sale of products is recorded at the time the goods are shipped.

                          In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines supplementing SAB No. 101. The adoption of this bulletin and these guidelines did not have an effect on the Company's financial statements.

                          Freight

                          The Company has adopted the classification requirements for freight costs required by Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. This reclassification, to conform to current year presentation, resulted in the recording of such amounts in both net sales and cost of products sold for 1998 and 1999, and, accordingly, resulted in no change to gross profit for such years. Previously, net sales for such years had been stated after reduction for freight costs. For the years ended December 31, 1998, 1999 and 2000, the amounts involved were $10,035,000, $16,895,000 and $21,784,000, respectively.

                          Inventories

                          Inventories are stated at the lower of cost or market, with cost being determined using the last-in, first-out ("LIFO") method for Niagara US and the first-in, first-out ("FIFO") method for Niagara UK.

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

                          Deferred financing costs are being amortized on a straight-line basis over the term of the related debt, which is 7 years.

                          Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired. Amortization is computed using the straight-line method over 30 years.

                          Evaluating Recoverability of Long-Lived Assets

                          The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No impairments have been recorded through December 31, 2000.

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

                          Use of Estimates

                          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          Stock-Based Compensation

                          The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 provides that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123 for options issued to employees.

                          In March 2000, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 44 to APB No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed the accounting consequences of a reduction of the exercise price of a fixed stock option award. The adoption of this interpretation did not have an effect on the Company's financial statements.

                          Comprehensive Income

                          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the Statements of Stockholders' Equity.

                          Pension and Other Postretirement Benefits

                          The Company has adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits.

                          Derivative Instruments and Hedging Activities

                          In June 1998, the FASB issued SFAS No. 133,
                          "Accounting for Derivative Instruments and
                          Hedging Activities," which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material effect on the Company's financial statements.


  2.    Acquisition of    On May 21, 1999, Niagara UK purchased the equipment,
        U.K. Steel Bar    inventory and certain other assets of the eight steel
        Businesses        bar businesses of Glynwed  Steels  Limited  ("Glynwed
                          Steels"), an English company and a subsidiary of Glynwed International plc ("Glynwed"). In consideration for the sale of such assets, Niagara UK paid Glynwed Steels (pound)21,202,000
                          (approximately $34 million) in cash at the closing, (pound)3,015,500 (approximately $4.9 million) of which was returned to Niagara UK during the third quarter of 1999 as an adjustment to reflect the value of the net assets transferred. These steel bar businesses, which are engaged in hot rolling, cold finishing and distribution, currently consist of the following unincorporated trading units: Ductile Wesson,
                          Gadd Dudley Port, GB Longmore, Midland
                          Engineering Steels, Wesson Bright Products and
                          Macreadys.

                          The financial statements include the results of Niagara UK from May 22, 1999. The acquisition of the U.K. steel bar businesses was accounted for as a purchase. The purchase price for these businesses was approximately (pound)21,569,500 (approximately $34.8 million) which amount includes approximately (pound)1,302,000
                          (approximately $2.1 million) of acquisition costs and approximately (pound)2,081,000 (approximately $3.3 million) of estimated costs relating to the intended closure of certain facilities and intended consolidation of certain operations. Such estimated costs include approximately (pound)990,000 (approximately $1.5 million) of severance costs in respect of approximately 90 employees, approximately (pound)470,000
                          (approximately $0.8 million) of fixed asset write-offs, and approximately (pound)324,000 (approximately $0.6 million) of site clearance costs. At December 31, 2000, approximately (pound)468,000 (approximately $700,000) of such estimated costs were included in accrued expenses.

                          In connection with the acquisition of the U.K. steel bar businesses, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed providing for the lease or sublease by Niagara UK of 10 operating facilities and the assignment of 5 sales office leases. Pursuant to these agreements, (i) the initial term of the lease is 10 years for 9 of the operating facilities and 5 years for the remaining operating facility at aggregate rents of (pound)50,000 (approximately $75,000) for the first two years; (pound)850,000 (approximately $1.3 million) for years 3-6; and (pound)1,000,000 (approximately $1.5 million) for years 7-10, (ii) each operating facility lease can be terminated by Niagara UK on one year's notice and (iii) Niagara UK has the option to purchase any or all of the 7 primary operating facilities at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately $14.2 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

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


                         Year ended December 31,            1998         1999
                         ------------------------------------------------------
                         Net sales (a)               $406,608,526 $341,406,068
                         Net income (loss)              7,461,106   (2,122,086)
                         Net income (loss) per share
                           (basic)                            .76         (.23)
                         Net income (loss) per share
                           (diluted)                          .73         (.23)
                         ------------------------------------------------------
                         (a) In accordance with EITF No. 00-10, net sales
                             have been restated to include all freight costs billed to customers. See Note 1.



  3.    Inventories       Inventories consisted of the following at
                          December 31, 1999 and 2000:


                         December 31,                        1999         2000
                         ------------------------------------------------------
                         Raw materials                $25,231,191  $21,575,657
                         Work-in-process                5,260,767    5,173,259
                         Finished goods                28,949,914   34,152,566
                         ------------------------------------------------------
                                                      $59,441,872  $60,901,482
                         ------------------------------------------------------



                          At December 31, 2000, Niagara US inventories were $36,115,817 determined using the LIFO method and Niagara UK inventories were $24,785,665 determined using the FIFO method.


  4.    Property, Plant   Property, plant and equipment consisted of the
        and Equipment     following at December 31, 1999 and 2000:


                         December 31,                         1999         2000
                         ------------------------------------------------------
                         Land, buildings and           $24,606,004  $24,734,297
                           improvements
                         Leasehold improvements          1,825,065    1,843,214
                         Machinery and equipment        94,364,513   99,493,817
                         Furniture and fixtures          3,348,343    3,954,891
                         ------------------------------------------------------
                         Total                         124,143,925  130,026,219
                         Less accumulated
                              depreciation and
                                amortization            21,160,043   31,950,713
                         ------------------------------------------------------
                                                     $ 102,983,882 $ 98,075,506
                         ------------------------------------------------------


  5.    Long-Term Debt    The long-term debt consisted of the following at
                          December 31, 1999 and 2000:


   December 31,                                            1999        2000
   ----------------------------------------------------------------------------
    Term note payable - bank, maturing in monthly
     installments of principal plus interest through
     March 2004. From May 1, 2000 through April 1,
     2001, the monthly installments of principal are
     $500,000. The monthly principal payment is
     adjusted annually each subsequent May 1, with
     the final installment due and payable on April
     1, 2004. Interest is calculated at either the
     LIBOR rate plus 210 basis points or the bank's
     prime rate plus 50 basis points (effective rate
     of 8.63% at December 31, 2000)                   $31,666,680   $26,000,015
    Secured bank revolving line of credit up to
     $50,000,000 due April 18, 2002, limited to a
     portion of eligible accounts receivable
     and inventories. Interest is payable
     in monthly installments at either the LIBOR rate
     plus 175 basis points or the bank's prime rate
     plus 25 basis points (effective rates of 9.75%
     on $7,200,000, 8.5% on $18,000,000 and 8.33% on
     $5,000,000 at December 31, 2000)                  30,500,000    30,200,000
    Term note payable - bank (facilities agreement),
     maturing in monthly installments of principal
     plus interest through April 2006. From May 2000
     through April 2001, the monthly installments of
     principal are (pound)50,000. The monthly
     principal payment is adjusted annually each
     subsequent May 1 with the final installment due
     and payable April 2006. Interest is calculated
     at the LIBOR rate plus 15 basis points. The note
     is secured by, among other things, a letter of
     credit for the balance outstanding with a fee of
     275 basis points (effective rate of 6.2% at
     December 31, 2000)                                15,841,700    13,738,706
    Secured invoice discounting agreement up
     to(pound)20,000,000 ($32,330,000) due August 23,
     2002, limited to a portion of the purchased
     accounts receivable. Interest is payable in
     monthly installments at the National Westminster
     Bank base rate plus 225 basis points (effective
     rate of 8.25% at December 31, 2000)                14,847,552   14,767,728
   ----------------------------------------------------------------------------


 December 31,
 ------------------------------------------------------------------------------

 Note payable - other, maturing $64,143 annually on
   January 31, through 2010, plus interest at 8.5%
   guranteed by Niagara                                  $  705,571   $ 641,428
 Note payable - other, maturing $33,333 annually on
   April 17, through 2005, plus interest at 10%             200,001     166,668
 Other notes payable                                         37,180      14,935
 ------------------------------------------------------------------------------
                                                         93,798,684  85,529,480

 Less: Current maturities of long-term debt               6,410,741   7,652,774
 ------------------------------------------------------------------------------
                                                        $87,387,943 $77,876,706
 ------------------------------------------------------------------------------


                          The obligations of Niagara US under the revolving credit and term loan agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US. This credit agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense.

                          The obligations of Niagara UK under the
                          facilities agreement are secured by standby letters of credit and substantially all of the assets of Niagara UK (for the benefit of the issuer of such letters of credit). Niagara UK's agreement to reimburse the issuer for drawdowns under such letters of credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. The obligations of Niagara UK under the invoice discounting agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. The facilities and invoice discounting agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions.
                          Also included in these agreements are
                          requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities.

                          Approximate maturities of long-term debt are as follows:



                         Year ended December 31,
                         ------------------------------------------------------
                         2001                                      $  7,653,000
                         2002                                        54,748,000
                         2003                                        11,423,000
                         2004                                         6,443,000
                         2005                                         3,841,000
                         Thereafter                                   1,421,000
                         ------------------------------------------------------
                                                                    $85,529,000
                         ------------------------------------------------------

  6.    Pension Plans     LaSalle sponsors two contributory defined benefit
        and Other         pension plans which cover certain employees of
        Postretirement    LaSalle, as well as various retiree health and
        Benefits          welfare programs providing postretirement benefits
                          for eligible employees hired prior to certain specified dates.

                          LaSalle's benefit plans were revised in 1998 to effect several changes in benefits. The net effect of these changes, primarily curtailments, was to reduce expenses by an aggregate of $4,949,000 in the 1998 Statement of Operations (see Note 17). This reduction is reflected as a reduction of (i) $3,320,000 to cost of products sold and (ii) $1,629,000 to selling, general and administrative expenses.

                          The following tables provide a reconciliation of the changes in these plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the funded status of these plans as of December 31, 1999 and 2000:


                                   Pension benefits         Other benefits
                                  -----------------       -----------------
                                   1999         2000        1999        2000
             ------------------------------------------------------------------
             Reconciliation of
               benefit
               obligation
             Obligation at
               January 1       $23,651,000   $22,447,000 $5,483,000 $6,348,000
             Service cost          517,000       333,000     76,000     48,000
             Interest cost       1,605,000     1,674,000    357,000    463,000
             Actuarial (gain)
               loss             (1,670,000)    1,552,000  1,153,000    271,000
             Benefit payments   (1,656,000)   (1,748,000)  (721,000)  (575,000)
             ------------------------------------------------------------------
             Obligation at
               December 31     $22,447,000   $24,258,000 $6,348,000 $6,555,000
             ------------------------------------------------------------------


                                   Pension benefits         Other benefits
                                  -----------------       -----------------
                                   1999         2000        1999        2000
             ------------------------------------------------------------------
             Reconciliation of
               fair value of
               plan assets
             Fair value of
               plan assets at
               January 1        $19,310,000  $21,110,000  $      -  $     -
             Actual return on
               plan assets        2,426,000      429,000         -        -
             Employer
               contributions      1,030,000    2,895,000    721,000    575,000
             Benefit payments    (1,656,000)  (1,748,000)  (721,000)  (575,000)
             ------------------------------------------------------------------
             Fair value of
               plan assets at
               December 31      $21,110,000  $22,686,000  $      -  $     -
             ------------------------------------------------------------------



                              Pension benefits         Other benefits
                             -----------------       -----------------
                              1999         2000        1999        2000
        -----------------------------------------------------------------------
        Funded status
        Funded status at
          December 31      $(1,337,000) $(1,572,000) $(6,348,000) $(6,555,000)
        Unrecognized
          prior service
          cost                 474,000      422,000            -            -
        Unrecognized
          (gain) loss         (765,987)   2,543,000    1,016,414    1,237,464
        -----------------------------------------------------------------------
        Net amount
          recognized       $(1,628,987) $ 1,393,000  $(5,331,586) $(5,317,536)
        -----------------------------------------------------------------------



                          The following table provides the amounts recognized in the Company's balance sheets at December 31, 1999 and 2000:



                              Pension benefits         Other benefits
                             -----------------        -----------------
                             1999         2000        1999        2000
       ------------------------------------------------------------------------
       Prepaid benefit
         cost            $  280,000   $  614,000      $     -      $    -
       Accrued benefit
         liability       (2,690,987)  (2,400,000)     (5,331,586)   (5,317,536)
       Intangible asset     474,000      422,000            -           -
       Accumulated other
         comprehensive
         income, pretax      308,000   2,757,000            -           -
       ------------------------------------------------------------------------
       Net amount
         recognized      $(1,628,987) $1,393,000     $(5,331,586)  $(5,317,536)
       ------------------------------------------------------------------------



                          LaSalle's hourly pension plan has an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $14,727,000 and $16,320,000 at December 31, 1999
                          and 2000, respectively. Plan assets for this plan were $11,951,000 and $13,863,000 at December 31,
                          1999 and 2000, respectively. LaSalle's plans for postretirement benefits other than pensions have no plan assets. The aggregate benefit obligation for such plans was $6,348,000 and $6,555,000 at December 31, 1999 and 2000, respectively.

                          The following table provides the components of net periodic benefit cost for LaSalle's plans for the years ended December 31, 1998, 1999 and 2000:


                                Pension benefits                       Other benefits
                          ---------------------------------------  --------------------------------
                              1998            1999         2000          1998      1999     2000
---------------------------------------------------------------------------------------------------
Service cost            $  449,000    $    517,000  $   333,000    $  107,000   $  76,000 $  48,000
Interest cost            1,559,000       1,605,000    1,674,000       763,000     357,000   463,000
Expected return on plan
  assets                (1,885,000)     (1,912,000)  (2,161,000)            -           -         -
Amortization of prior
  service cost              24,000          52,000       52,000             -           -         -
Amortization of
  unrecognized loss
  (gain)                         -          25,000      (22,000)            -     (19,000)   49,000
---------------------------------------------------------------------------------------------------
Net periodic benefit cost  147,000         287,000     (124,000)      870,000     414,000   560,000
Curtailment/settlement/ter-
 mination benefits
  loss (gain)            1,985,000               -            -    (6,934,000)          -         -
---------------------------------------------------------------------------------------------------
Net periodic benefit
  cost after
  curtailments and
  settlements          $ 2,132,000    $    287,000  $  (124,000)  $(6,064,000)    $414,000 $560,000
---------------------------------------------------------------------------------------------------



                          The amount included within other comprehensive
                          (loss) income arising from a change in the additional minimum pension liability was $(1,076,000) (net of tax benefit), $888,000 (net of tax expense) and $(1,494,000) (net of tax benefit) for 1998, 1999 and 2000, respectively.

                          LaSalle provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for such benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay as you go basis.

                          The assumptions used in the measurement of LaSalle's benefit obligations are shown in the following table:


                             Pension benefits             Other benefits
                         ---------------------------  -------------------------
                           1998      1999      2000     1998      1999     2000
-------------------------------------------------------------------------------
Weighted average
  assumptions as of
  December 31:
  Discount rate:
   Used for
     determination of
     expense               7.50%   7.00%     7.75%      7.50%    7.00%    7.75%
   Used for
     determination of
     year-end liability    7.00%   7.75%     7.75%      7.00%    7.75%    7.75%
  Expected return on
    plan assets           10.00%  10.00%    10.00%      N/A      N/A       N/A
  Rate of compensation
    increase - hourly
    plan                   3.00%   3.00%     3.00%      N/A      N/A       N/A
  Rate of compensation
   increase - salaried
    plan                   5.00%   5.00%     N/A        N/A      N/A       N/A
-------------------------------------------------------------------------------


                          Because of changes effected during 1998 to health care benefits under LaSalle's postretirement benefit plans, a zero percent health care cost trend rate has been assumed since then.

                          Niagara LaSalle maintains a contributory salary deferral retirement plan (401(k)) for all employees of Niagara and Niagara US other than those subject to a collective bargaining agreement (the "Niagara LaSalle 401(k) Plan").
                          Under the terms of this plan, participants may elect to defer up to 15% of their earnings. This plan provides for a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and an additional employer contribution equal to 2% of earnings. Niagara LaSalle also maintains a contributory salary deferral retirement plan
                          (401(k)) for all employees of LaSalle who are subject to a collective bargaining agreement (the
                          "LaSalle 401(k) Plan"). The LaSalle 401(k) Plan provides for a 25% match of the first 5% of employee contributions for all participants other than employees at the Company's Hammond, Indiana facility hired after May 18, 1998 for whom the plan provides for the same employer match and additional contribution provisions as the Niagara LaSalle 401(k) Plan. All contributions under these plans are subject to the limitations of
                          Section 401 of the Internal Revenue Code and the requirements of the Employee Retirement Income Security Act of 1974. The funds are invested as directed by the individual participants. Total expense related to these plans was approximately $622,000, $656,000 and $666,000 for the years ended December 31, 1998, 1999 and 2000,
                          respectively.

                          Niagara UK established a defined contribution group personal pension arrangement for all of its employees effective October 1, 1999. (Between May 21 and October 1, 1999 (the "Transitional Period"), employees of Niagara UK were able to continue their participation in Glynwed's pension plans on a transitional basis.) Under the terms of Niagara UK's plan, participants may elect to contribute prescribed percentages of their earnings based upon their age, position and whether they were previously members of a Glynwed pension plan. Niagara UK's contributions to participants' accounts under this plan are based upon the same factors. All contributions are subject to the requirements of the U.K. Inland Revenue and related pension laws. The funds are invested as directed by the individual participants. For the period May 22 through December 31, 1999 and the year ended December 31, 2000, expenses in respect of this plan, together with Niagara UK's contributions to Glynwed's pension plans during the Transitional Period (in respect of Niagara UK employees), totaled approximately (pound)776,000 (approximately
                          $1,249,000) and approximately (pound)633,000
                          (approximately $960,000), respectively.


  7.    Preferred Stock   Niagara is authorized to issue
                          500,000 shares of Preferred Stock, par value
                          $.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

  8.    Lease
        Commitments       Niagara leases office space under an operating
                          lease expiring in December 2007. Niagara US leases equipment and one operating facility under operating leases expiring through November 2009.
                          Niagara UK leases equipment, nine operating facilities and five sales offices under operating leases expiring through May 2009. At December 31,
                          2000, future minimum payments under
                          noncancellable operating leases were
                          approximately as follows:


                         ------------------------------------------------------
                         2001                                     $  2,642,000
                         2002                                        2,963,000
                         2003                                        2,768,000
                         2004                                        2,657,000
                         2005                                        2,817,000
                         Thereafter                                 10,789,000
                         ------------------------------------------------------
                         Total minimum lease payments              $24,636,000
                         ------------------------------------------------------



                          Rent expense under operating leases was
                          approximately $418,000, $975,000 and $1,286,000
                          for the years ended December 31, 1998, 1999 and 2000, respectively.

                          Niagara LaSalle is a party to an equipment lease with a finance company that became effective on March 2, 2000. Upon execution of this lease, all purchase price installment payments made by Niagara LaSalle to the equipment manufacturer ($2,255,687 as of December 31, 1999) were reimbursed by the lessor to Niagara LaSalle.


  9.   Stock Option Plan  The Company has a stock option
                          plan which provides that the Compensation
                          Committee of Niagara's Board of Directors may grant options to the Company's officers, directors, employees and independent contractors for up to 2,500,000 shares of Niagara Common Stock.

                          The Company applies APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for this plan. Under APB 25, no compensation cost was recognized because the exercise price of Niagara's employee stock options was equal to or greater than the market price of the underlying stock on the date of grant.

                          FASB 123, "Accounting for Stock-Based
                          Compensation," requires that the Company provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%; expected volatility of 37.3% for 1998, 45.8% for 1999 and 44.0% for 2000; average risk-free interest rates of 4.5%, 4.7% and 6.2% for 1998, 1999 and 2000, respectively; expected lives of 10 years; and a discount due to marketability and dilution of 0% for 1998, 1999 and 2000.

                          Under the accounting provisions of FASB 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     1998       1999      2000
                 --------------------------------------------------------------
                 Net income:
                   As reported                 $6,510,106 $3,756,625 $4,337,218
                   Pro forma                    6,037,295  3,238,140  3,423,628
                 Net income per share (basic):
                     As reported                      .66        .40        .50
                     Pro forma                        .61        .35        .40
                 Net income per share (diluted):
                     As reported                      .64        .40        .50
                     Pro forma                        .59        .35        .40
                 --------------------------------------------------------------



                          A summary of the status of the Company's stock option plan at December 31, 1998, 1999 and 2000, and changes during the years ending on those dates, is presented below:

                      December 31, 1998  December 31, 1999    December 31, 2000
                      ------------------ ------------------- ------------------
                                Weighted            Weighted           Weighted
                                average             average            average
                                exercise            exercise           exercise
                       Shares     price    Shares    price     Shares   price
-------------------------------------------------------------------------------
Outstanding at
beginning of year     1,190,000  $ 5.68   1,250,000   $5.61   2,140,000   $5.72
Granted                  85,000    5.50     890,000    5.88     200,000    5.50
Exercised                     -       -           -       -           -       -
Cancelled and
reissued                (25,000)  (8.50)          -       -           -       -
-------------------------------------------------------------------------------
Outstanding at
end of                1,250,000  $ 5.61   2,140,000   $5.72   2,340,000   $5.70
-------------------------------------------------------------------------------

Options exercisable
at year-end             751,000  $ 5.64   1,203,000   $5.67   1,551,000   $5.39
-------------------------------------------------------------------------------

Weighted average
fair value of options
granted during the
year                             $ 2.80               $3.19               $2.29
-------------------------------------------------------------------------------



                          The following table summarizes information about stock options outstanding at December 31, 2000.



                     Options outstanding                 Options exercisable
                   -----------------------------------  ----------------------
                                  Weighted
                     Number       average     Weighted                Weighted
        Range of   outstanding   remaining     average    Number      average
        exercise       at       contractual   exercise  exercisable   exercise
         prices     12/31/00       life         price   at 12/31/00    price
       -----------------------------------------------------------------------
       $5.50-$5.88  2,340,000    6.96 years     $5.70    1,551,000     $5.39

       -----------------------------------------------------------------------



 10.    Income Taxes      The provision for federal and state income tax
                          expense was comprised of the following:


                   Year ended
                   December 31,                 1998        1999        2000
                   ---------------------------------------------------------
                   Current:
                     Federal             $   887,000 $   738,000 $   879,000
                     State                   152,000     100,000     118,000
                   ---------------------------------------------------------
                                           1,039,000     838,000     997,000
                   ---------------------------------------------------------
                   Deferred:
                     Federal               2,622,000   1,130,000   1,105,000
                     State                   604,000     185,000      90,000
                     Foreign, U.K.                 -     146,000     398,000
                   ---------------------------------------------------------
                                           3,226,000   1,461,000   1,593,000
                   ---------------------------------------------------------
                   Total income taxes    $ 4,265,000  $2,299,000  $2,590,000
                   ---------------------------------------------------------



                    At December 31, 1999 and 2000, deferred tax assets (liabilities) consisted of the following:


                     December 31,                        1999         2000
                     -------------------------------------------------------
                     Federal alternative minimum
                      tax credit carryforwards    $   1,894,000  $ 2,536,000
                     Federal and state regular
                       tax net operating loss
                       carryforwards                 1,095,000      530,000
                     Postretirement benefit
                       obligations                     270,000            -
                    Accrued expenses deductible
                       when paid                       723,000      891,000
                     Inventory reserves              1,261,000    1,696,000
                     Accrued minimum pension
                       liability                       120,000    1,075,000
                     New York State investment
                       tax credits                     667,000      678,000
                     Allowance for doubtful
                       accounts                        325,000      348,000
                     Uniform capitalization in
                       ending tax inventory             87,000      164,000
                     Other                              95,000      327,000
                     -------------------------------------------------------
                     Gross deferred tax assets       6,537,000    8,245,000
                     Valuation allowance for
                       deferred tax assets            (667,000)    (678,000)
                     -------------------------------------------------------
                     Net deferred tax assets         5,870,000    7,567,000
                     -------------------------------------------------------
                     Tax depreciation greater
                     than book depreciation of
                       property, plant and
                       equipment and intangibles   (13,103,000) (14,649,000)
                     Inventories                    (1,513,000)  (1,438,000)
                     Postretirement benefit
                       obligation                            -     (466,000)
                     Other                            (146,000)    (544,000)
                     -------------------------------------------------------
                     Gross deferred tax
                       liabilities                 (14,762,000) (17,097,000)
                     -------------------------------------------------------
                     Net deferred tax liabilities $ (8,892,000) $(9,530,000)
                     -------------------------------------------------------


                     Deferred taxes are included in the accompanying balance sheets as follows:

                                                          1999          2000
                     -------------------------------------------------------
                     Current asset for deferred
                       income taxes               $    957,000  $   1,736,000
                     Noncurrent liability for
                       deferred income taxes        (9,849,000)   (11,266,000)
                     -------------------------------------------------------
                     Net deferred tax liabilities  $(8,892,000) $  (9,530,000)
                     -------------------------------------------------------


                          At December 31, 2000, the Company had available federal alternative minimum tax credit carryforwards of approximately $2,536,000 which do not expire and can be used to offset future years' regular tax to the extent it exceeds alternative minimum tax.

                          At December 31, 2000, the Company had available net operating loss carryforwards for regular federal and state income tax purposes of approximately $726,000 and $3,652,000, respectively, expiring through 2020.

                          At December 31, 2000, Niagara LaSalle had New York state investment tax credit carryforwards of approximately $678,000, which may be available to offset certain future state income taxes. These credits expire through 2005. A valuation allowance has been provided for these tax credits.

                          A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income was as follows:


                                1998             1999               2000
                            -------------  ----------------  ------------------
                            Amount     %     Amount     %       Amount      %
  -----------------------------------------------------------------------------
  Tax at statutory
      rate               $3,664,000  34.0%  $2,059,000 34.0%  $2,355,000  34.0%
  State income
      taxes net of
      federal
      income tax
      benefit               481,000   4.5      206,000  3.4      197,000   2.8
  Goodwill
    amortization            120,000   1.1       91,000  1.5      144,000   2.1
  Other                           -     -      (57,000) (.9)    (106,000) (1.5)
  -----------------------------------------------------------------------------
  Effective tax rate     $4,265,000  39.6%  $2,299,000 38.0%   $2,590,000 37.4%
  -----------------------------------------------------------------------------


                          No provision has been made for U.S. or additional U.K. taxes on $213,901 of undistributed Niagara UK earnings as any such tax would be insignificant. Such earnings could become subject to additional tax if they were remitted as a dividend to Niagara. However, as discussed in
                          Note 5, Niagara UK is restricted under its facilities and invoice discounting agreements from paying dividends to Niagara.

                          Income before taxes for Niagara US was
                          $10,775,106, $5,275,885 and $5,532,268 and for
                          Niagara UK was $-0-, (pound)484,310 ($779,740)
                          and (pound)919,527 ($1,394,950) for the years
                          ended 1998, 1999 and 2000, respectively.


 11.    Major Customers   Sales to three customers in 1998 were approximately
                          21%, 9% and 9% of total sales.

                          Niagara US' sales to three customers in 1999 were approximately 23%, 12% and 10% of its total sales. At December 31, 1999, accounts receivable from these major customers represented approximately 43% of its aggregate accounts receivable.

                          Niagara US' sales to three customers in 2000 were approximately 25%, 10% and 9% of its total sales. At December 31, 2000, accounts receivable from these major customers represented approximately 39% of its aggregate accounts receivable.

                          None of Niagara UK's customers exceeded 5% of its total sales for either the period May 22 through December 31, 1999 or the year 2000.


 12.    Major Suppliers   Niagara US had one supplier from
                          which purchases were approximately 29% of its total purchases in 1998; it had two suppliers from which purchases were approximately 43% of its total purchases in 1999; and it had one supplier from which purchases were approximately
                          30% of its total purchases in 2000.

                          Niagara UK had one supplier from which purchases were approximately 36% and 42% of its total purchases for the period May 22 through December 31, 1999 and the year 2000, respectively.


 13.    Commitments and   Commitments
        Contingencies

                          Niagara and Niagara LaSalle have entered into employment contracts with certain of their officers. These contracts, which expire in May 2001 and December 2003, provide minimum salary levels, as well as incentive bonuses and Niagara stock options. The aggregate contract commitment for future minimum salaries at December 31, 2000, excluding bonuses and stock options, was approximately $1,490,000.

                          At December 31, 2000, Niagara UK was a party to employment agreements with 13 of its executives. These agreements provide for a notice period, generally one year, prior to termination of the executive's employment with Niagara UK. If Niagara UK terminates the executive's employment prior to the expiration of such notice period, the agreement provides that the executive will receive the compensation that would have been paid for the remainder of the period.

                          Contingencies

                          Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. Claims for such costs have been made against LaSalle with respect to five third-party sites. The costs expended through December 31, 2000 have been largely covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                          Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $219,000 as of December 31, 2000. It is the policy of the Company to retain a portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

                          All of LaSalle's hourly production workers at its Hammond facility, representing approximately 70% of LaSalle's personnel, are covered by a collective bargaining agreement which expires on July 18, 2001.

 14.  Earnings Per        The following table sets forth the calculation of
      Share               weighted average common shares outstanding for
                          the calculation of basic and diluted earnings per share:


                        December 31,                1998       1999       2000
                        -------------------------------------------------------
                        Weighted average
                          shares (for basic
                          earnings per share)  9,879,528  9,350,189  8,659,013
                        Effect of dilutive
                          securities:
                           Stock options         370,426      6,925          -
                        -------------------------------------------------------
                        Adjusted weighted
                          average shares (for
                          diluted earnings
                          per share)          10,249,954  9,357,114  8,659,013
                        -------------------------------------------------------



                          Options to purchase approximately 1,435,000 and 2,340,000 shares of common stock at exercise prices ranging from $5.50 to $5.88 per share were outstanding during a portion of the years ended 1999 and 2000, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive. These options expire through 2010.


 15.   Disclosure About   The following methods and assumptions were used to
       Fair Value of      estimate the fair value of each class of financial
       Financial          instruments for which it is practicable to estimate
       Instruments        that value.

                          The carrying amounts of cash, trade accounts receivable, accounts receivable - other and current liabilities approximate fair value because of the short maturity of these instruments.

                          The carrying amount of debt approximates fair value because the interest rates on these instruments fluctuate with market interest rates or are based on current rates offered to the Company for debt with similar terms and maturities.

                          Niagara LaSalle is a party to an interest rate cap agreement with a bank which entitles it to payments with respect to $45 million of its indebtedness in the event and to the extent that the applicable three-month LIBOR rate exceeds 8.28% at any time between July 20, 2000 and April 20, 2002. Through December 31, 2000, no payments were paid or due Niagara LaSalle under this agreement. The fair value of this agreement was immaterial at December 31, 2000.

                          Niagara UK enters into foreign exchange contracts in amounts and with expiration dates in line with orders from foreign customers. These contracts generally require Niagara UK to exchange foreign currencies for pounds sterling. The related amounts receivable from Niagara UK customers are included in accounts receivable. At December 31, 2000, Niagara UK had approximately (pound)13,535,000 (approximately $20,215,000) of such contracts all of which were due to mature during 2001. The unrealized deferred gain with respect to such contracts at December 31, 2000 was (pound)78,400 ($117,000).


 16.    Supplemental      Interest paid during the years ended December 31,
        Cash Flow         1998, 1999 and 2000 was approximately $4,306,000,
        Information       $5,660,000 and $7,295,000, respectively.

                          Income tax payments made during the years ended December 31, 1998, 1999 and 2000 were approximately $2,194,000, $1,011,000 and
                          $1,402,000, respectively.

                          As discussed in Note 2, Niagara UK acquired certain assets of the steel bar businesses of Glynwed Steels for approximately $34,391,000 in 1999. In connection with this acquisition, net assets were acquired as follows:


                         ------------------------------------------------------
                         Fair value of assets acquired             $38,437,000
                         Liabilities assumed                        (4,046,000)
                         ------------------------------------------------------
                         Net assets acquired                       $34,391,000
                         ------------------------------------------------------


                          Noncash investing and financing activities consisted of the following:


                                                   1998       1999       2000
                       -------------------------------------------------------
                       Adjustment of minimum pension liability (Note 6):
                           Prepaid benefit
                             cost             $   5,000  $ 275,000  $  334,000
                           Intangible asset     526,000    (52,000)    (52,000)
                           Deferred tax asset   688,000   (568,000)    955,000
                           Accumulated other
                             comprehensive
                             income, net of
                             tax              1,076,000   (888,000)  1,494,000
                       -------------------------------------------------------
                       Noncash pension cost  $2,295,000 $(1,233,000)$2,731,000
                       -------------------------------------------------------



 17.    1998 Adjustments  On July 19, 1998, following a nine-week strike, the hourly production workers at LaSalle's
                          Hammond, Indiana facility voted to accept a new three-year collective bargaining agreement. Among other things, this agreement provided for a curtailment of certain pension costs and other postretirement benefits. The net effect of these curtailments was to reduce the Company's obligations by $1,746,000 during the quarter ended September 30, 1998 and $3,203,000 during the quarter ended December 31, 1998, for an aggregate reduction of $4,949,000 for 1998. This reduction increased net income by $1,065,000 for the quarter ended September 30, 1998 and $1,954,000 for the quarter ended December 31, 1998, for an aggregate increase to net income of $3,019,000 for 1998.


 18.    Segments and      Niagara operates in two reportable segments: (i)
        Related           Niagara US which has operations in the United States
        Information       and (ii) Niagara UK which has operations in the
                          United Kingdom. Niagara operates these segments as separate strategic business units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization
                          ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency
                          Translation." Assets and liabilities of this subsidiary have been translated at year-end exchange rates and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period.

                          The following table sets forth certain
                          performance and other information by reportable segment. Performance information for Niagara UK reflects the results from May 22, 1999.


                        Year ended December 31, 1999
                         ------------------------------------------------------
                                                       Niagara US   Niagara UK
                         ------------------------------------------------------
                         Net sales (a)                $197,050,025 $84,066,863
                         Segment profit (EBITDA)       17,906,574    3,927,950
                         Depreciation and
                           amortization                 7,108,909    1,018,395
                         Interest expense               4,081,535    1,549,014
                         Long-lived assets             90,637,095   15,542,647
                         Segment assets               150,228,015   76,416,825
                         Acquisition of property and
                           equipment                    4,029,562      717,726
                         ------------------------------------------------------
                         (a) In accordance with EITF No. 00-10, net sales
                             have been restated to include all freight costs billed to customers. See Note 1.



                        Year ended December 31, 2000
                         ------------------------------------------------------
                                                       Niagara US   Niagara UK
                         ------------------------------------------------------
                         Net sales (a)                $208,718,480 $127,318,230
                         Segment profit (EBITDA)        18,586,422    7,239,114
                         Depreciation and
                           amortization                  7,405,672    1,609,223
                         Interest expense                4,695,292    2,721,338
                         Long-lived assets              85,835,500   15,019,955
                         Segment assets                141,604,755   73,182,377
                         Acquisition of property and
                           equipment                     2,754,444    2,124,439
                         ------------------------------------------------------
                         (a) Net sales include all freight costs billed to
                             customers in accordance with EITF No. 00-10. See
                             Note 1.

                          Niagara US sells its products primarily to customers in the United States.

                          Approximately 64% of Niagara UK's sales during 2000 were within the United Kingdom with 19% to continental Europe and 17% to the rest of the world. These amounts were 67%, 16% and 17%, respectively, for the period May 22 through December 31, 1999. Niagara UK's sales to any one foreign country for these periods represented less than 5% of its total sales.

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


-------------------------------------------------------------------------------

 19.    Quarterly         The following presents certain unaudited quarterly
        Financial         financial information:
        Information
        (Unaudited)

                                               Quarter ended
                            ---------------------------------------------------
                             March 31,    June 30,  September 30,  December 31,
                                1999        1999        1999           1999
 ------------------------------------------------------------------------------
 Net sales (a)             $52,413,153  $65,402,459  $80,368,037  $82,933,239
 Gross profit                7,240,617    7,989,930   10,612,066   10,104,774
 Operating income            3,135,949    2,594,286    3,226,727    2,549,635
 Net income                  1,418,754      932,873      916,508      488,490
 Net income per share:
   Basic                          $.15         $.10         $.10         $.05
   Diluted                        $.15         $.10         $.10         $.05
 ------------------------------------------------------------------------------
                                               Quarter ended
                            ---------------------------------------------------
                             March 31,    June 30,  September 30,  December 31,
                                2000        2000        2000          2000
 ------------------------------------------------------------------------------
 Net sales (a)             $96,271,423  $91,424,025  $77,462,193   $70,879,069
 Gross profit               13,102,773   12,175,468   10,283,520     6,366,665
 Operating income            5,213,244    4,740,457    3,182,640     1,048,014
 Net income (loss)           2,135,689    1,800,383      833,804      (432,658)
 Net income (loss) per
 share:
   Basic                          $.24         $.21         $.10        $(.05)
   Diluted                        $.24         $.21         $.10        $(.05)
 ------------------------------------------------------------------------------
 (a) In accordance with EITF 00-10, net sales have been restated to include all freight costs billed to customers. See Note 1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by Item 10 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors" of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission (the "Proxy Statement"), or will be filed by amendment to this Form 10-K.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a) List of documents filed as a part of this Report:

         1.  Financial  Statements.

             Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 16.

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

      ****4.7 Fifth Amendment to the Credit Agreement, effective as of May 21, 1999.

     +++++4.8 Sixth Amendment to the Credit Agreement, effective as of December 31, 1999.

    !!!!!!4.9       Seventh Amendment to the Credit Agreement, effective as of
                    March 31, 2000.

   !!!!!!4.10       Eighth Amendment to the Credit Agreement, effective as of
                    June 8, 2000.

     ****4.11 Bank Facilities Agreement, dated May 21, 1999, between National Westminster Bank Plc and Niagara LaSalle (UK) Limited (the "Facilities Agreement").

         4.12       Amendment, dated September 11, 2000, to the Facilities
                    Agreement.

     ****4.13 Intercreditor Agreement, dated May 21, 1999, between National Westminster Bank Plc, Niagara Corporation and Niagara LaSalle (UK) Limited.

     ++++4.14 Invoice Discounting Agreement, dated August 23, 1999, between Niagara LaSalle (UK) Limited and Lombard Natwest Discounting Limited (the "Discount Agreement").

         4.15       Amendment, dated September 11, 2000, to the Discount
                    Agreement.

     ++++4.16 Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited, Niagara Corporation and Niagara LaSalle (UK) Limited.

     ++++4.17 Deed of Priority, dated August 23, 1999, between Lombard Natwest Discounting Limited, National
                    Westminster Bank Plc, Manufacturers and Traders Trust Company, Niagara LaSalle (UK) Limited and Niagara Corporation.

   !!!!!!4.18       Amended Rate Cap Transaction Agreement, dated June 7, 2000, between The Bank of New York and Niagara LaSalle
                    Corporation.

     *** 10.1 Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara LaSalle Corporation and Michael Scharf.

        !10.2 Amended and Restated Promissory Note made by Southwest Steel Company, Inc. in favor of the Cohen Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.

        !10.3 Guaranty, made by the Registrant in favor of the Cohen Family Revocable Trust, u/t/a dated June 15, 1988, dated January 31, 1996.

       !!10.4 International Metals Acquisition Corporation 1995 Stock Option Plan (the "Stock Option Plan").

     !!!!10.5       First Amendment to the Stock Option Plan, dated October 5,
                    1996.

       ++10.6       Second Amendment to the Stock Option Plan, dated June 8,
                    1998.

       ++10.7       Niagara Corporation Employee Stock Purchase Plan.

      ** 10.8 First Amendment to Lease, dated May 4, 1998, between Niagara LaSalle Corporation and North American Royalties, Inc.

    *****10.9       Sale of Business Agreement, dated April 16, 1999, between
                    Glynwed Steels Limited, Glynwed International plc, Niagara
                    LaSalle (UK) Limited and Niagara Corporation

   *****10.10       Property Agreement, dated April 16, 1999, between
                    Glynwed Property Management Limited, Glynwed Properties
                    Limited, Niagara LaSalle (UK) Limited, Niagara
                    Corporation and Glynwed International plc.

   *****10.11       Agreement For Lease of Unit 6-8 Eagle Industrial
                    Estate, dated April 16, 1999, between Glynwed Property
                    Management Limited, Glynwed Properties Limited, Niagara
                    LaSalle (UK) Limited and Niagara Corporation.

   +++++10.12       Form of Niagara LaSalle (UK) Limited Lease.

   +++++10.13       Form of Niagara LaSalle (UK) Limited Side Deed.

   +++++10.14       Form of Niagara LaSalle (UK) Limited Option Agreement.

   +++++10.15       Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.

-------------------------------------
            + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

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



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                   NIAGARA CORPORATION


                                   By:  /s/ Michael Scharf
                                       -------------------------
                                       Michael Scharf
                                       Chairman of the Board
                                       Chief Executive Officer and President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Chairman of the Board,
 /s/ Michael Scharf                President and Chief        March 30, 2001
-----------------------            Executive Officer
   Michael Scharf


                                   Vice President,
                                   Chief Financial and
/s/ Raymond Rozanski               Principal Accounting       March 30, 2001
-----------------------            Officer
   Raymond Rozanski


/s/ Gilbert D. Scharf              Secretary and Director     March 30, 2001
-----------------------
   Gilbert D. Scharf


/s/ Frank Archer                   Director                   March 30, 2001
-----------------------
   Frank Archer


/s/ Gerald L. Cohn                 Director                   March 30, 2001
-----------------------
   Gerald L. Cohn


/s/ Andrew R. Heyer                Director                   March 30, 2001
-----------------------
   Andrew R. Heyer


/s/ Douglas T. Tansill             Director                   March 30, 2001
-----------------------
   Douglas T. Tansill

                            NIAGARA CORPORATION
                              AND SUBSIDIARIES



                                                  FINANCIAL STATEMENT SCHEDULES
                                                            FORM 10-K - ITEM 14
                                       YEARS ENDED DECEMBER 1998, 1999 AND 2000



                                                            NIAGARA CORPORATION
                                                               AND SUBSIDIARIES


                                                                          INDEX


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          S-3

FINANCIAL STATEMENT SCHEDULE I:
   Condensed Financial Information of Registrant:
      Balance Sheets                                                        S-4
      Statements of Operations                                              S-5
      Statements of Stockholders' Equity                                    S-6
      Statements of Cash Flows                                              S-7
      Notes to Condensed Financial Statements                               S-8

FINANCIAL STATEMENT SCHEDULE II:
   Valuation and Qualifying Accounts                                        S-9



All other schedules have been omitted because they are inapplicable or not required or the information is included in the consolidated financial statements or the notes thereto.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Niagara Corporation
New York, New York

The audits referred to in our report dated February 22, 2001 relating to the consolidated financial statements of Niagara Corporation and its subsidiaries (together, the "Company"), which is contained in Item 8 of Form 10-K, include the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
BDO Seidman, LLP


New York, New York

February 22, 2001




                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES
                                                                                                        SCHEDULE I

                                                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                                    BALANCE SHEETS


 December 31,                                                                           1999                   2000
 ----------------------------------------------------------------------- ---------------------- ----------------------
 ASSETS
 CURRENT:
    Cash and cash equivalents                                                    $   601,931            $    25,283
    Other current assets                                                             492,256                430,501
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL CURRENT ASSETS                                                      1,094,187                455,784
 PROPERTY AND EQUIPMENT, NET                                                         552,800                505,909
 INVESTMENT IN AND NET ADVANCES TO SUBSIDIARIES                                   61,687,562             63,530,039
 OTHER ASSETS, NET                                                                    74,492                101,181
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $63,409,041            $64,592,913
 ----------------------------------------------------------------------- ---------------------- ----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accrued expenses                                                             $    86,285            $    43,882
    Advances from subsidiary                                                       6,861,478              8,670,308
 ----------------------------------------------------------------------- ---------------------- ----------------------
         TOTAL LIABILITIES                                                         6,947,763              8,714,190
 ----------------------------------------------------------------------- ---------------------- ----------------------
 COMMITMENTS AND CONTINGENCIES (SEE NOTES 8, 9 AND 13 TO THE
    CONSOLIDATED FINANCIAL STATEMENTS)
 STOCKHOLDERS' EQUITY (SEE NOTES 6, 7 AND 9 TO THE CONSOLIDATED
    FINANCIAL STATEMENTS):
       Preferred stock, $.001 par value - 500,000 shares authorized,
         none outstanding                                                                  -                      -
       Common stock, $.001 par value - 15,000,000 shares authorized,
         9,997,455 issued                                                              9,998                  9,998
       Additional paid-in capital                                                 50,111,675             50,111,675
       Retained earnings                                                          12,141,460             16,478,678
       Accumulated other comprehensive loss                                         (175,644)            (2,691,219)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                  62,087,489             63,909,132
       Treasury stock, at cost, 1,034,509 and 1,633,638 shares                    (5,626,211)            (8,030,409)
 ----------------------------------------------------------------------- ---------------------- ----------------------
            TOTAL STOCKHOLDERS' EQUITY                                            56,461,278             55,878,723
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $63,409,041            $64,592,913
 ----------------------------------------------------------------------- ---------------------- ----------------------

                                             See accompanying notes to condensed financial statements.




                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES
                                                                                                        SCHEDULE I

                                                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                          STATEMENTS OF OPERATIONS


 Year ended December 31,                                                 1998               1999                2000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 REVENUES:
    Management fees from subsidiaries (Note 2)                    $ 1,350,000         $1,838,175          $1,805,100
 EXPENSES:
    General and administrative expenses                             2,405,744          2,069,283           1,839,943
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                                                                   (1,055,744)          (231,108)            (34,843)
 OTHER INCOME:
    Equity in net income of subsidiaries                            7,040,774          3,880,171           4,358,052
    Interest income                                                   172,076             28,562               1,009
 ----------------------------------------------------------- ------------------ ------------------- ------------------
       INCOME BEFORE INCOME TAX RECOVERIES                          6,157,106          3,677,625           4,324,218
 INCOME TAX RECOVERIES                                                353,000             79,000              13,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 NET INCOME                                                       $ 6,510,106         $3,756,625          $4,337,218
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 EARNINGS PER SHARE - BASIC:
       Net income per share - basic                               $       .66         $      .40          $      .50
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 EARNINGS PER SHARE - DILUTED:
       Net income per share - diluted                             $       .64         $      .40          $      .50
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (SEE NOTE 14 TO THE
    CONSOLIDATED FINANCIAL STATEMENTS):
       Basic                                                        9,879,528          9,350,189           8,659,013
       Diluted                                                     10,249,954          9,357,114           8,659,013
 ----------------------------------------------------------- ------------------ ------------------- ------------------

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






                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES
                                                                                                        SCHEDULE I

                                                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                STATEMENTS OF STOCKHOLDERS' EQUITY


Years ended December 31, 1998, 1999 and 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                  Common stock
                                            ----------------------                       Accumulated
                                                                 Additional                  other                        Total
                                             Number of            paid-in     Retained  comprehensive Treasury stock, stockholders'
                                              shares    Amount    capital     earnings       loss         at cost        equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                    9,997,455   $9,998  $50,111,675  $ 1,874,729   $        -    $         -   $51,996,402
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year                          -        -            -    6,510,106            -              -     6,510,106
   Minimum pension liability adjustment
      ($1,764,000, net of tax benefit of
      $688,000)                                     -        -            -            -   (1,076,000)             -    (1,076,000)
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL COMPREHENSIVE INCOME                                                                                         5,434,106
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at cost (a)             -        -            -            -            -     (2,899,965)   (2,899,965)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  9,997,455    9,998   50,111,675    8,384,835   (1,076,000)    (2,899,965)   54,530,543
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year                          -        -            -    3,756,625            -              -     3,756,625
   Foreign currency translation adjustments         -        -            -            -       12,356              -        12,356
   Minimum pension liability adjustment
      ($1,456,000, net of tax expense of
      $568,000)                                     -        -            -            -      888,000              -       888,000
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL COMPREHENSIVE INCOME                                                                                         4,656,981
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at cost (b)             -        -            -            -            -     (2,726,246)   (2,726,246)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                  9,997,455    9,998   50,111,675   12,141,460     (175,644)    (5,626,211)   56,461,278
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year                          -        -            -    4,337,218            -              -     4,337,218
   Foreign currency translation adjustments         -        -            -            -   (1,021,575)             -    (1,021,575)
   Minimum pension liability adjustment
      ($2,449,000, net of tax benefit of
      $955,000)                                     -        -            -            -   (1,494,000)             -    (1,494,000)
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL COMPREHENSIVE INCOME                    -        -            -            -            -              -     1,821,643
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, at cost (c)             -        -            -            -            -     (2,404,198)   (2,404,198)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                  9,997,455   $9,998  $50,111,675  $16,478,678   $(2,691,219)   $(8,030,409)  $55,878,723
-----------------------------------------------------------------------------------------------------------------------------------

--------------
(a)   During the year ended December 31, 1998, Niagara Corporation repurchased 485,880 shares of its Common Stock at a cost of
      $2,899,965.
(b)   During the year ended December 31, 1999, Niagara Corporation repurchased 548,629 shares of its Common Stock at a cost of
      $2,726,246.
(c)   During the year ended December 31, 2000, Niagara Corporation repurchased 599,129 shares of its Common Stock at a cost of
      $2,404,198.
-----------------------------------------------------------------------------------------------------------------------------------

                                             See accompanying notes to condensed financial statements.



                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES
                                                                                                        SCHEDULE I

                                                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                                          STATEMENTS OF CASH FLOWS


 Year ended December 31,                                                 1998               1999                2000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $   6,510,106       $  3,756,625          $4,337,218
 ----------------------------------------------------------- ------------------ ------------------- ------------------
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Amortization                                                  18,204             16,906             105,949
         Equity in net income of subsidiaries                      (7,040,774)        (3,880,171)         (4,358,052)
         Decrease (increase) in other assets                          688,837            780,851              (5,843)
         Decrease in accrued expenses                              (1,246,787)          (256,753)            (42,403)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            TOTAL ADJUSTMENTS                                      (7,580,520)        (3,339,167)         (4,300,349)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            NET CASH (USED IN) PROVIDED BY OPERATING
               ACTIVITIES                                          (1,070,414)           417,458              36,869
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                            (137,140)          (433,156)            (18,149)
    Investment in subsidiaries                                              -         (6,070,875)                  -
    Advances, subsidiaries, net                                    (8,152,429)         9,314,615           1,808,830
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            NET CASH (USED IN) PROVIDED BY INVESTING
               ACTIVITIES                                          (8,289,569)         2,810,584           1,790,681
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to acquire treasury stock                             (2,899,965)        (2,726,246)         (2,404,198)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS            (12,259,948)           501,796            (576,648)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      12,360,083            100,135             601,931
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                        $      100,135      $     601,931       $      25,283
 ----------------------------------------------------------- ------------------ ------------------- ------------------

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




                                                            NIAGARA CORPORATION
                                                               AND SUBSIDIARIES
                                                                     SCHEDULE I

                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        NOTES TO CONDENSED FINANCIAL STATEMENTS


1. STATEMENT OF ACCOUNTING
   POLICY The accompanying condensed financial statements have been prepared by Niagara Corporation ("Niagara") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is, therefore, suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto.


2. RESTRICTIONS ON
   DISTRIBUTIONS             Niagara's subsidiary, Niagara LaSalle
                             Corporation ("Niagara LaSalle"), which was acquired on August 16, 1995, has a revolving line of credit and term loan agreement with a group of banks which contains certain restrictions on the payment of dividends.
                             Niagara LaSalle is permitted, however, to pay management fees to Niagara and, in each of the years ended December 31, 1998, 1999 and 2000,
                             $1,350,000 of such management fees were
                             included as revenues in the accompanying condensed financial statements but have been eliminated in the consolidated financial statements.

                             Niagara's subsidiary, Niagara LaSalle (UK)
                             Limited ("Niagara UK"), which acquired the equipment, inventory and certain other assets of the steel bar businesses of Glynwed Steels Limited on May 21, 1999, has bank facilities and invoice discounting agreements which contain certain restrictions on the payment of dividends. Niagara UK is permitted, however, to pay management fees to Niagara. In the period May 22 through December 31, 1999 and during the year ended December 31, 2000, $488,175 ((pound)300,000) and $455,100
                             ((pound)300,000), respectively, of such
                             management fees were included as revenues in the accompanying condensed financial statements but have been eliminated in the consolidated financial statements.




                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES
                                                                                                       SCHEDULE II

                                                                                 VALUATION AND QUALIFYING ACCOUNTS


 Years ended December 31, 1998, 1999 and 2000
 ---------------------------------- --------------- -------------------------------- ----------------- ---------------
                                                               Additions
                                                    --------------------------------
                                      Balance at        Other         Charged to        Deductions       Balance at
                                     beginning of                      costs and                           end of
                                         year                          expenses                             year
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 DECEMBER 31, 2000:
    Allowance for doubtful
       accounts                         $925,000    $           -        $534,000    $             -       $ 1,459,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 DECEMBER 31, 1999:
    Allowance for doubtful                                                           $
       accounts                         $789,000    $           -        $136,000                  -       $   925,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 DECEMBER 31, 1998:
    Allowance for doubtful                                                           $
       accounts                         $727,000    $           -       $  62,000                  -       $   789,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
