Form 10-K/A
period 2000-12-31
NIAGARA CORP
filed 2001-05-03
CIK 710976

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

     This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 2000, as subsequently amended on April 30, 2001, to amend and restate in its entirety Item 11 of Part III thereof.


ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

     The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its other executive officers as of December 31, 2000 (collectively, the "Named Executive Officers").

                                                                                 Long-Term Compensation
                                                                                 Securities Underlying         All Other
         Executive Officer             Year         Annual Compensation          Options (No. of Shares)     Compensation(2)
         -----------------             ----         -------------------          -----------------------     ------------
                                                  Base Salary      Bonus(1)
                                                  -----------      -----
Michael J. Scharf                      2000    $  480,000         $240,000                         --       $   12,563
  Chairman, Chief Executive Officer    1999    $  480,000               --                    600,000       $   11,857
    and President                      1998    $  480,000         $200,000                         --       $   12,074

Frank Archer                           2000    $  225,000         $125,000                         --       $   12,563
   President of Niagara LaSalle        1999    $  225,000               --                    100,000       $   12,000
   and LaSalle                         1998    $  225,000         $150,000                         --       $   13,940

Raymond Rozanski                       2000    $  225,000               --                         --       $   12,563
   Vice President and Treasurer        1999    $  225,000               --                    100,000       $   12,000
                                       1998    $  225,000         $150,000                         --       $   13,904

Marc J. Segalman                       2000    $  225,000          $75,000                         --       $   12,563
   Vice President and General Counsel  1999    $  225,000               --                         --       $   12,000
                                       1998    $  225,000          $50,000                  25,000 (3)      $    6,882
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


                 EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                              FISCAL YEAR END

                                   Number of Shares Underlying
                                 Options at 2000 Fiscal Year End
   Name                         Exercisable        Unexercisable

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


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the third day of May, 2001.

                                   NIAGARA CORPORATION



                                   By:  /s/ Michael J. Scharf
                                        ---------------------------
                                        Michael J. Scharf
                                        Chairman of the Board
                                        Chief Executive Officer and President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Chairman of the Board,
 /s/  Michael J. Scharf                   Chief Executive Officer               May 3, 2001
--------------------------------------    and President
      Michael J. Scharf


                                          Vice President,
                                          Chief Financial and
 /s/  Raymond Rozanski                    Principal Accounting                  May 3, 2001
--------------------------------------    Officer
      Raymond Rozanski


/s/   Gilbert D. Scharf                   Secretary and Director                May 3, 2001
--------------------------------------
      Gilbert D. Scharf

/s/   Frank Archer                        Director                              May 3, 2001
--------------------------------------
      Frank Archer


/s/   Gerald L. Cohn                      Director                              May 3, 2001
--------------------------------------
      Gerald L. Cohn


/s/   Andrew R. Heyer                    Director                               May 3, 2001
--------------------------------------
      Andrew R. Heyer


 /s/  Douglas T. Tansill                  Director                              May 3, 2001
--------------------------------------
      Douglas T. Tansill