Form 10-Q
period 2001-03-31
NIAGARA CORP
filed 2001-05-14
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 2001

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


                               (212) 317-1000
                        -----------------------------
                          (Registrant's Telephone
                        Number, Including Area Code)


                                    N/A
             ---------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

         There were 8,363,817 shares of the registrant's Common Stock outstanding as of March 31, 2001.





NIAGARA CORPORATION


Index to March 2001 Form 10-Q

______________________________________________________________________________


                                                                          Page

Part I - Financial Information

  Financial Statements (Unaudited):
         Niagara Corporation
             Balance Sheets..............................................    3
             Statements of Operations....................................    4
             Statement of Stockholders' Equity...........................    5
             Statements of Cash Flows....................................    6
             Notes to Financial Statements...............................    7

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................    12

  Quantitative and Qualitative Disclosures about Market Risk ............    16

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
     the Private Securities Litigation Reform Act of 1995................    17

Part II - Other Information..............................................    18

Signatures...............................................................    21




                                                                                                   Niagara Corporation
                                                                                                      and Subsidiaries

                                                                                                        Balance Sheets
=======================================================================================================================
                                                                                     December 31,            March 31,
                                                                                             2000                2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                                            (unaudited)
Assets
Current:
   Cash and cash equivalents                                                        $   2,350,515       $    1,905,878
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,459,000 and $1,369,000                                                        46,138,149           50,260,689
   Inventories                                                                         60,901,482           55,118,616
   Deferred income taxes                                                                1,736,000            1,736,000
   Other current assets                                                                 2,829,295            3,665,933
-----------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          113,955,441          112,687,116
Property, plant and equipment, net of accumulated depreciation and amortization
   of $31,950,713 and $34,407,611                                                      98,075,506           95,729,299
Goodwill, net of accumulated amortization of $377,876 and $397,646                      1,983,579            1,963,809
Deferred financing costs, net of accumulated amortization of $405,876
   and $433,548                                                                           369,124              341,452
Intangible pension asset                                                                  422,000              422,000
Other assets, net of accumulated amortization of $744,680 and $783,905                    612,338              573,164
-----------------------------------------------------------------------------------------------------------------------
                                                                                    $ 215,417,988       $  211,716,840
=======================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                 $  44,468,035       $   40,503,451
   Accrued expenses                                                                    10,495,664           14,393,003
   Current maturities of long-term debt                                                 7,652,774            8,218,420
-----------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                      62,616,473           63,114,874
Other:
   Long-term debt, less current maturities                                             77,876,706           74,234,961
   Accrued pension cost                                                                 2,400,000            1,741,939
   Accrued other postretirement benefits                                                5,317,536            5,249,029
   Deferred income taxes                                                               11,266,000           11,266,000
   Other noncurrent liabilities                                                            62,550               55,307
-----------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             159,539,265          155,662,110
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                               -                    -
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                      9,998                9,998
   Additional paid-in capital                                                          50,111,675           50,111,675
   Retained earnings                                                                   16,478,678           17,312,838
   Accumulated other comprehensive loss                                                (2,691,219)          (3,349,372)
-----------------------------------------------------------------------------------------------------------------------
                                                                                       63,909,132           64,085,138
   Treasury stock, at cost, 1,633,638 shares                                           (8,030,409)          (8,030,409)
-----------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                     55,878,723           56,054,730
-----------------------------------------------------------------------------------------------------------------------
                                                                                    $ 215,417,988       $  211,716,840
=======================================================================================================================

                                                                        See accompanying notes to financial statements.




                                                                                 Niagara Corporation
                                                                                    and Subsidiaries

                                                                            Statements of Operations
                                                                                         (Unaudited)
====================================================================================================

Three months ended March 31,                                          2000                      2001
----------------------------------------------------------------------------------------------------
Net sales                                                      $96,271,423               $81,261,075
Cost of products sold                                           83,168,650                71,257,710
----------------------------------------------------------------------------------------------------
Gross profit                                                    13,102,773                10,003,365
Operating expenses:
   Selling, general and administrative                           7,889,529                 6,983,454
----------------------------------------------------------------------------------------------------
        Income from operations                                   5,213,244                 3,019,911
Other income (expense):
   Interest expense                                             (1,867,929)               (1,696,816)
   Other income                                                     68,374                    11,065
----------------------------------------------------------------------------------------------------
        Income before income taxes                               3,413,689                 1,334,160
Income taxes                                                     1,278,000                   500,000
----------------------------------------------------------------------------------------------------
Net income                                                    $  2,135,689             $     834,160
----------------------------------------------------------------------------------------------------
Earnings per share (basic)                                    $        .24             $         .10
----------------------------------------------------------------------------------------------------
Earnings per share (diluted)                                  $        .24             $         .10
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding:
   Basic                                                         8,881,632                 8,363,817
   Diluted                                                       8,881,632                 8,363,817

====================================================================================================


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



                                                                                                            Niagara Corporation
                                                                                                               and Subsidiaries

                                                                                              Statement of Stockholders' Equity
                                                                                                                    (Unaudited)


================================================================================================================================
Three Months ended March 31, 2001
--------------------------------------------------------------------------------------------------------------------------------

                                Common Stock                                    Accumulated
                            --------------------                                   other                            Total
                             Number of              Additional    Retained     comprehensive    Treasury stock   stockholders'
                               shares    Amount  paid-in capital  earnings         loss              at cost         equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001     9,997,455   $9,998    $50,111,675   $16,478,678    $(2,691,219)     $(8,030,409)       $55,878,723
Comprehensive income:
   Net income for the
   period                            -       -              -        834,160              -               -             834,160
   Foreign currency
   translation
   adjustments (Note 2)              -       -              -             -        (658,153)              -            (658,153)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                                                                                                  176,007
==================================================================================================================================
Balance, March 31, 2001      9,997,455   $9,998    $50,111,675   $17,312,838    $(3,349,372)     $(8,030,409)       $56,054,730
==================================================================================================================================

                                                                                  See accompanying notes to financial statements.



                                                                                             Niagara Corporation
                                                                                                and Subsidiaries

                                                                                         Statements of Cash Flows
                                                                                                      (Unaudited)

==================================================================================================================
Three months ended March 31,                                                          2000                2001
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                $   2,135,689       $     834,160
---------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                            2,524,490           2,547,923
        Provision for doubtful accounts                                             56,211             149,761
        Deferred income taxes                                                            -                   -
        Pension costs                                                             (279,498)           (658,061)
        Other postretirement benefits                                              (91,477)            (68,507)
        Changes in assets and liabilities:
              Increase in accounts receivable                                  (10,907,683)         (5,880,552)
              Decrease in accounts receivable - other                            2,255,687                   -
              (Increase) decrease in inventories                                (3,516,821)          4,586,850
              Increase in other assets, net                                     (2,435,588)           (928,077)
              Increase in trade accounts payable, accrued
                expenses and other non-current liabilities                      17,297,911           1,537,385
---------------------------------------------------------------------------------------------------------------
                Total adjustments                                                4,903,232           1,286,722
---------------------------------------------------------------------------------------------------------------
                Net cash provided by operating  activities                       7,038,921           2,120,882
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                          (563,759)           (867,647)
---------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                             (563,759)           (867,647)
Cash flows from financing activities:
   Repayment of long-term debt                                                  (2,128,594)         (1,600,616)
   Payments to acquire treasury stock                                             (974,974)                  -
---------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                           (3,103,568)         (1,600,616)
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                      (193,729)            (97,256)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             3,177,865            (444,637)
Cash and cash equivalents, beginning of period                                   2,234,181           2,350,515
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     $   5,412,046       $   1,905,878
===============================================================================================================


                                                                See accompanying notes to financial statements.



                                                          Niagara Corporation
                                                             and Subsidiaries

                             Notes to Financial Statements - Information as of
                                      March 31, 2001 and for the periods ended
                                         March 31, 2000 and 2001 is unaudited.
==============================================================================

1.   Basis of Presentation         The accompanying financial statements are
                                   unaudited; however, in the opinion of
                                   management, all adjustments necessary
                                   for a fair statement of financial
                                   position and results for the stated
                                   periods have been included. These
                                   adjustments are of a normal recurring
                                   nature. Selected information and
                                   footnote disclosures normally included
                                   in financial statements prepared in
                                   accordance with generally accepted
                                   accounting principles have been
                                   condensed or omitted. Results for
                                   interim periods are not necessarily
                                   indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended
                                   December 31, 2000.

                                   Niagara Corporation ("Niagara") and its
                                   subsidiaries (together with Niagara, the
                                   "Company"), Niagara LaSalle Corporation
                                   ("Niagara LaSalle"), LaSalle Steel
                                   Company ("LaSalle," and together with
                                   Niagara LaSalle, "Niagara US") and
                                   Niagara LaSalle (UK) Limited ("Niagara
                                   UK"), have adopted the classification
                                   requirements for freight costs required
                                   by Emerging Issues Task Force ("EITF")
                                   No. 00-10, "Accounting for Shipping and
                                   Handling Fees and Costs." This
                                   pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. This reclassification, to conform to current year presentation, resulted in the recording of such amounts in both net sales and cost of products sold for the three months ended March 31, 2000, and, accordingly, resulted in no change to gross profit for such period.
                                   Previously, net sales had been stated
                                   after reduction for freight costs. For
                                   the quarter ended March 31, 2000, the
                                   amount reclassified was $6,272,000.

2.  Foreign Currency               Niagara UK, an English company, uses British
    Translation and                pounds sterling ("(pound)") as its functional
    Transactions                   currency and its accounts are translated to
                                   United States dollars in conformity with Statement of Financial Accounting
                                   Standards ("SFAS") No. 52, "Foreign
                                   Currency Translation." Assets and
                                   liabilities of this subsidiary are
                                   translated at the exchange rate in
                                   effect at the balance sheet dates and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period.
                                   Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive loss within the Statement of Stockholders'
                                   Equity. Gains and losses resulting from
                                   foreign currency transactions are
                                   included in other income within the
                                   Statements of Operations.

3.   Inventories                   Inventories consisted of the following:

                                                     December 31,     March 31,
                                                             2000          2001
                                                     --------------------------
                                   Raw materials      $21,575,657   $18,815,067
                                   Work-in-process      5,173,259     4,799,549
                                   Finished goods      34,152,566    31,504,000
                                                     --------------------------
                                                      $60,901,482   $55,118,616
                                   ============================================

                                   At March 31, 2001, Niagara US
                                   inventories were $35,041,607
                                   determined using the LIFO method and
                                   Niagara UK inventories were $20,077,009
                                   determined using the FIFO method.

4.   Contingencies                 Niagara US and Niagara UK are subject to
                                   extensive environmental laws and
                                   regulations concerning, among other
                                   things, water and air emissions and
                                   waste disposal. Under such laws,
                                   including the Comprehensive
                                   Environmental Response, Compensation and
                                   Liability Act of 1980, as amended
                                   ("CERCLA"), Niagara US and Niagara UK
                                   may be responsible for parts of the
                                   costs required to remove or remediate
                                   previously disposed wastes or hazardous
                                   substances at the locations they own or
                                   operate or at the locations which they
                                   arranged for disposal of such materials.
                                   Claims for such costs have been made
                                   against LaSalle with respect to five
                                   third-party sites. The costs expended
                                   through March 31, 2001 have been largely covered by insurance. Management believes that any resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                   Under the Company's insurance programs,
                                   coverage is obtained for catastrophic
                                   exposures as well as those risks
                                   required to be insured by law or
                                   contract. In connection with these
                                   programs, Niagara US has provided
                                   certain insurance carriers with
                                   irrevocable standby letters of credit
                                   totaling $219,000 as of March 31, 2001.
                                   It is the policy of the Company to
                                   retain a portion of certain expected
                                   losses related primarily to workers'
                                   compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

                                   The hourly production workers at
                                   LaSalle's Hammond, Indiana facility,
                                   representing approximately 70% of
                                   LaSalle's personnel, are covered by a
                                   collective bargaining agreement which
                                   expires on July 18, 2001.

5.   Segments and                  The Company operates in two reportable
     Related                       segments: (i) Niagara US which has
     Information                   operations in the United States and (ii)
                                   Niagara UK which has operations in the
                                   United Kingdom. The Company operates
                                   these segments as separate strategic
                                   business units and measures the segment
                                   performance based on earnings before
                                   interest, taxes, depreciation and
                                   amortization ("EBITDA"). Niagara UK uses
                                   British pounds sterling as its
                                   functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign
                                   Currency Translation." Assets and
                                   liabilities of this subsidiary have been translated at the exchange rate in effect on March 31, 2000 and 2001, and the related revenues and expenses have been translated at rates prevailing at the transaction date, which approximates average rates for the period. The following tables set forth certain performance and other information by reportable segment.

                                   Three months ended
                                   March 31, 2000                  Niagara US      Niagara UK
                                   ------------------------------------------------------------
                                   Net sales (a)                  $ 58,302,088    $ 37,969,335

                                   Segment profit (EBITDA)           6,149,852       2,091,123

                                   Depreciation and amortization     1,960,045         552,765

                                   Interest expense                  1,191,499         676,430

                                   Long-lived assets                88,715,417      15,181,797

                                   Segment assets                  159,838,442      82,736,809

                                   Acquisition of property
                                   and equipment                       164,941         380,669
                                   -------------------------------------------------------------
                                   (a) In accordance with EITF No. 00-10, net sales have been restated to include all freight costs billed to customers.
                                   See Note 1.


                                   ===========================================================
                                   Three months ended
                                   March 31, 2001                  Niagara US      Niagara UK
                                   ------------------------------------------------------------
                                   Net sales                      $ 50,133,205    $ 31,127,870

                                   Segment profit (EBITDA)           4,451,557       1,829,777

                                   Depreciation and amortization     1,957,468         564,923

                                   Interest expense                  1,075,701         621,115

                                   Long-lived assets                84,528,224      13,919,938

                                   Segment assets                  144,278,726      66,783,116

                                   Acquisition of property
                                     and equipment                     650,192         217,455
                                   -----------------------------------------------------------

                                   Niagara US sells its products primarily
                                   to customers in the United States.

                                   Approximately 63% of Niagara UK's sales
                                   during the three months ended March 31,
                                   2001 were within the United Kingdom with 21% to continental Europe and 16% to the rest of the world. These amounts were 64%, 23% and 13%, respectively, for the three months ended March 31, 2000. Niagara UK's sales to any one foreign country for these periods represented less than 5% of its total sales.

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



                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Niagara was organized in April of 1993. In August 1995, Niagara acquired Niagara LaSalle. With plants in Buffalo, New York and
Chattanooga, Tennessee, Niagara LaSalle was an established cold finished steel bar producer in the northeast and southeast regions of the United States.

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

         On May 21, 1999, Niagara UK purchased the equipment, inventory and certain other assets of the eight steel bar businesses of Glynwed Steels Limited ("Glynwed Steels"). These steel bar businesses are engaged in hot rolling, cold finishing and distribution and represent the largest independent steel bar concern in the United Kingdom.

         In November 1999, the Company announced a restructuring plan for its hot rolling operations in the United Kingdom. Under this plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During 2000, Niagara UK also reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution).

Results of Operations

         During the first quarter 2001, the Company continued to experience the decline in sales and net income that began during the third quarter 2000. In the U.S., demand for the Company's products by service centers, the Company's major customer base in the U.S., continued to decline in the face of weak conditions in the manufacturing sector of the economy. In addition, competitive pressures in the U.S. during the quarter continued to result in a decline in prices. In the U.K., the Company's hot rolled bar operations performed poorly and the high value of the pound sterling relative to other Western European currencies continued to impact negatively on Niagara UK's export business.

Three Months ended March 31, 2001 compared with March 31, 2000

         Net sales for the three months ended March 31, 2001 were $81,261,075, representing a decrease of $15,010,348, or 15.6%, over the same period in 2000. Approximately 54.4% of this decrease was attributable to the Company's U.S. operations with the remainder, 45.6%, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (15% and 25%, respectively).

         Cost of products sold for the three months ended March 31, 2001 decreased by $11,910,940 to $71,257,710, representing a decrease of 14.3% over the same period in 2000. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K.
operations.

         Gross margins for the three months ended March 31, 2001 decreased by 1.3% compared to the same period in 2000 due primarily to the Company's decreased sales volume.

         Selling, general and administrative expenses for the three months ended March 31, 2001 decreased by $906,075 to $6,983,454, or 8.6% of sales, compared to 8.2% of sales for the same period in 2000. The reduction in dollar amount and increase as a percentage of sales was primarily attributable to the decrease in sales volume.

         Interest expense for the three months ended March 31, 2001 decreased by $171,113 to $1,696,816, due primarily to decreased levels of borrowing.

         Net income for the three months ended March 31, 2001 was $834,160, a decrease of $1,301,529, or 60.9%, as compared to the net income for the three months ended March 31, 2000. Approximately 83.6% of this decrease was attributable to the Company's U.S. operations and the balance, 16.4%, was attributable to the Company's U.K. operations.

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 2001 totaled $867,647 as compared to $563,759 for the same period in 2000. This increase was attributable to an increase by U.S. operations in the purchase of new machinery and equipment.

         Cash flows provided by operating activities were $2,120,882 for the three months ended March 31, 2001, a decrease of $4,918,039 as compared to cash flows provided by operating activities of $7,038,921 for the same period in 2000. This decrease is largely attributable to a smaller increase in accounts payable, accrued expenses and other non-current liabilities in 2001 as compared to 2000 (an increase of $1,537,385 in 2001 as compared to an increase of $17,297,911 in 2000) and a decrease in net income in 2001 of $1,301,529 ($834,160 in 2001 as compared to $2,135,689 in 2000). These were partially offset by a decrease in inventory in 2001 as compared to an increase in 2000 (a decrease of $4,586,850 in 2001 as compared to an increase of $3,516,821 in 2000) and a smaller increase in accounts receivable (an increase of $5,880,552 in 2001 as compared to an increase of $10,907,683 in 2000). Cash and cash equivalents at March 31, 2001 was $1,905,878, a decrease of $444,637 as compared to December 31, 2000. Such funds are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") with Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., Security Pacific Business Credit, National Bank of Canada and the Prudential Insurance Company of America, and Niagara LaSalle terminated its previously existing credit agreements with M&T. The Credit Agreement provides for a $50,000,000 five-year revolving credit facility and a $40,000,000 seven-year term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

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

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of March 31, 2001.

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

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds, borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of March 31, 2001, Niagara had repurchased 1,633,638 shares of its Common Stock at a cost of $8,030,409. No shares were repurchased during the first quarter of 2001.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $14.2 million) seven-year term loan and a (pound)9.8 million (approximately $13.9 million) three-year revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

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

         On August 23, 1999, Niagara UK entered into a three-year Invoice Discounting Agreement (the "Discount Agreement") with Lombard Natwest Discounting Limited ("Lombard") providing for up to (pound)20 million (approximately $28.3 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by Lombard. Interest on such advances accrues at the National Westminster base rate plus 2.25%. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $6.9 million) and subsequently reduced to (pound)2.5 million (approximately $3.5 million) as of December 31, 1999.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of profit before interest and taxes to interest and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of March 31, 2001.

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

         At March 31, 2001, the Company had borrowed or been advanced $44,176,000 under its revolving credit facilities and the Discount Agreement and had approximately $22,000,000 in available credit thereunder, and the outstanding balance of its term loans was $37,533,000. Working capital of the Company at March 31, 2001 was $49,572,242 as compared to $51,338,968 at December 31, 2000.


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

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. At March 31, 2001, Niagara UK had approximately (pound)12,640,000 (approximately $17,908,000) of such contracts all of which were due to mature during 2001. The unrealized deferred gain with respect to such contracts at March 31, 2001 was immaterial.

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

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
            THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases or in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 2000, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received an insurance settlement in an amount that largely covers the financial contributions it has been required to make for these sites through March 31, 2001. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

     +3.1        Registrant's Restated Certificate of Incorporation, as
                 amended on May 16, 1996.
     *3.2        Registrant's By-laws.
     *4.1        Form of Common Stock Certificate.
 !!!!!4.2        Revolving Credit and Term Loan Agreement, dated as of April
                 18, 1997, by and among Niagara Cold Drawn Corp., LaSalle Steel
                 Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit
                 Agreement").
   +++4.3        First Amendment to the Credit Agreement, dated as of September
                 4, 1997.
   +++4.4        Second Amendment to the Credit Agreement, effective as of
                 December 31, 1997.
    !!4.5        Third Amendment to the Credit Agreement, effective May 15,
                 1998.
    **4.6        Fourth Amendment to the Credit Agreement, effective as of
                 December 1, 1998.
  ****4.7        Fifth Amendment to the Credit Agreement, effective as of
                 May 21, 1999.
 +++++4.8        Sixth Amendment to the Credit Agreement, effective as of
                 December 31, 1999.
!!!!!!4.9        Seventh Amendment to the Credit Agreement, effective as of
                 March 31, 2000.
!!!!!!4.10       Eighth Amendment to the Credit Agreement, effective as of
                 June 8, 2000.
 ****4.1l        Bank Facilities Agreement, dated May 21, 1999,
                 between National Westminster Bank Plc and Niagara LaSalle
                 (UK) Limited (the "Facilities Agreement").
++++++4.12       Amendment, dated September 11, 2000, to the Facilities
                 Agreement.
 ****4.13        Intercreditor Agreement, dated May 21, 1999, between National
                 Westminster Bank Plc, Niagara Corporation and Niagara LaSalle
                 (UK) Limited.
 ++++4.14        Invoice Discounting Agreement, dated August 23, 1999,
                 between Niagara LaSalle (UK) Limited and Lombard Natwest
                 Discounting Limited (the "Discount Agreement").
++++++4.15       Amendment, dated September 11, 2000, to the Discount
                 Agreement.
  ++++4.16       Intercreditor Agreement, dated August 23, 1999, between
                 Lombard Natwest Discounting Limited, Niagara
                 Corporation and Niagara LaSalle (UK) Limited.
 ++++4.17        Deed of Priority, dated August 23, 1999, between Lombard
                 Natwest Discounting Limited, National Westminster Bank
                 Plc, Manufacturers and Traders Trust Company, Niagara
                 LaSalle (UK) Limited and Niagara Corporation.
 !!!!!!4.18      Amended Rate Cap Transaction Agreement, dated June 7,
                 2000, between The Bank of New York and
                 Niagara LaSalle Corporation.
  ***10.1        Employment Agreement, dated as of January 1, 1999, by and
                 among Niagara Corporation, Niagara LaSalle Corporation and
                 Michael Scharf.
    !10.2        Amended and Restated Promissory Note made by Southwest
                 Steel Company, Inc. in favor of the Cohen Family Revocable
                 Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.

    !10.3        Guaranty, made by the Registrant in favor of the Cohen
                 Family Revocable Trust, u/t/a dated June 15, 1988, dated
                 January 31, 1996.
   !!10.4        International Metals Acquisition Corporation 1995 Stock Option
                 Plan (the "Stock Option Plan").
  !!!!10.5       First Amendment to the Stock Option Plan, dated October 5,
                 1996.
   ++10.6        Second Amendment to the Stock Option Plan, dated June 8, 1998.
   ++10.7        Niagara Corporation Employee Stock Purchase Plan.
   **10.8        First Amendment to Lease, dated May 4, 1998, between Niagara
                 LaSalle Corporation and North American Royalties, Inc.
*****10.9        Sale of Business Agreement, dated April 16, 1999, between
                 Glynwed Steels Limited, Glynwed International plc, Niagara
                 LaSalle (UK) Limited and Niagara Corporation.
*****10.10       Property Agreement, dated April 16, 1999, between Glynwed
                 Property Management Limited, Glynwed Properties Limited,
                 Niagara LaSalle (UK) Limited, Niagara Corporation and
                 Glynwed International plc.
*****10.11       Agreement For Lease of Unit 6-8 Eagle Industrial Estate,
                 dated April 16, 1999, between Glynwed Property Management
                 Limited, Glynwed Properties Limited, Niagara LaSalle (UK)
                 Limited and Niagara Corporation.
+++++10.12       Form of Niagara LaSalle (UK) Limited Lease.
+++++10.13       Form of Niagara LaSalle (UK) Limited Side Deed.
+++++10.14       Form of Niagara LaSalle (UK) Limited Option Agreement.
+++++10.15       Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.

--------------------------

       + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.
      ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
     +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 1997.
    ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September
           30, 1999.
   +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 1999.
   ++++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 2000.
       * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration
           No. 33-64682.
      ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 1998.
     *** Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1998.
    **** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated June 4, 1999.
   ***** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.
      ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.
     !! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
    !!!    Incorporated by reference to exhibit 4.8 to the Registrant's
           Report on Form 10-Q for the quarter ended June 30, 1998.
   !!!! Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
  !!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.
 !!!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2001                      NIAGARA CORPORATION
                                        -------------------
                                           (Registrant)



                                        /s/ Michael Scharf
                                        -------------------------------------
                                        Michael Scharf, President



Date: May 14, 2001                      /s/ Raymond Rozanski
                                        -------------------------------------
                                        Raymond Rozanski, Vice President
                                        and Treasurer