Form 10-Q
period 2001-06-30
NIAGARA CORP
filed 2001-08-14
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              -----------------
                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended June 30, 2001

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


                             667 Madison Avenue
                          New York, New York 10021
                          ------------------------
                  (Address of Principal Executive Offices)

                               (212) 317-1000
                               --------------
                          (Registrant's Telephone
                        Number, Including Area Code)

                                    N/A
                          ------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X].
NO [ ].

         There were 8,363,817 shares of the registrant's Common Stock outstanding as of June 30, 2001.



NIAGARA CORPORATION
Index to June 2001 Form 10-Q
-------------------------------------------------------------------------------
                                                                           Page
                                                                           ----
Part I - Financial Information

  Financial Statements (Unaudited):
         Niagara Corporation
                  Balance Sheets........................................    3
                  Statements of Operations..............................  4-5
                  Statement of Stockholders' Equity.....................    6
                  Statements of Cash Flows..............................    7
                  Notes to Financial Statements.........................    8

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................   14

  Quantitative and Qualitative Disclosures about Market Risk ...........   19

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
     the Private Securities Litigation Reform Act of 1995...............   20

Part II - Other Information.............................................   21

Signatures..............................................................   25



                                                                                                                Niagara Corporation
                                                                                                                   and Subsidiaries

                                                                                                                     Balance Sheets
===================================================================================================================================
                                                                                          December 31,                  June 30,
                                                                                             2000                          2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      (unaudited)
Assets
Current:
   Cash and cash equivalents                                                               $ 2,350,515               $ 5,022,393
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,459,000 and $1,281,000                                                             46,138,149                43,006,960
   Inventories                                                                              60,901,482                53,257,305
   Deferred income taxes                                                                     1,736,000                 1,736,000
   Other current assets                                                                      2,829,295                 3,167,952
-----------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                               113,955,441               106,190,610
Property, plant and equipment, net of accumulated depreciation and
   amortization of $31,950,713 and $35,978,464                                              98,075,506                94,013,435
Goodwill, net of accumulated amortization of $377,876 and $417,416                           1,983,579                 1,944,039
Deferred financing costs, net of accumulated amortization of $405,876
   and $461,220                                                                                369,124                   313,780
Intangible pension asset                                                                       422,000                   422,000
Other assets, net of accumulated amortization of $744,680 and $819,851                         612,338                   536,473
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 215,417,988              $203,420,337
===================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $ 44,468,035              $ 37,438,850
   Accrued expenses                                                                         10,495,664                15,213,459
   Current maturities of long-term debt                                                      7,652,774                 8,877,467
-----------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                           62,616,473                61,529,776
Other:
   Long-term debt, less current maturities                                                  77,876,706                67,870,211
   Accrued pension cost                                                                      2,400,000                 1,272,517
   Accrued other postretirement benefits                                                     5,317,536                 5,194,274
   Deferred income taxes                                                                    11,266,000                11,266,000
   Other noncurrent liabilities                                                                 62,550                    49,440
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  159,539,265               147,182,218
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                                    -                         -
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                     9,998
   Additional paid-in capital                                                               50,111,675                50,111,675
   Retained earnings                                                                        16,478,678                17,450,510
   Accumulated other comprehensive loss
                                                                                            (2,691,219)               (3,303,655)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            63,909,132                64,268,528
   Treasury stock, at cost, 1,633,638 shares
                                                                                            (8,030,409)               (8,030,409)
-----------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          55,878,723                56,238,119
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 215,417,988             $ 203,420,337
===================================================================================================================================
                                                                                    See accompanying notes to financial statements.



                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Operations
                                                                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                                     2000                        2001
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                $91,424,025                 $70,294,475
Cost of products sold                                                                     79,248,557                  62,196,896
-----------------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                    12,175,468                   8,097,579

Operating expenses:

   Selling, general and administrative                                                     7,435,011                   6,569,370
-----------------------------------------------------------------------------------------------------------------------------------
        Income from operations                                                             4,740,457                   1,528,209

Other income (expense):

   Interest expense                                                                      (1,819,086)                 (1,384,601)

   Other income                                                                                1,012                      84,064
-----------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes                                                         2,922,383                     227,672

Income taxes                                                                               1,122,000                      90,000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $1,800,383                   $ 137,672
====================================================================================================================================
Earnings per share (basic)                                                                  $    .21                    $    .02
====================================================================================================================================
Earnings per share (diluted)                                                                $    .21                    $    .02
====================================================================================================================================
Weighted average common shares outstanding:

   Basic                                                                                   8,732,194                   8,363,817

   Diluted                                                                                 8,732,194                   8,363,817

====================================================================================================================================

                                                                                    See accompanying notes to financial statements.




                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Operations
                                                                                                                     (Unaudited)

===================================================================================================================================


Six months ended June 30,                                                                 2000                          2001
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $187,695,448                  $151,555,550
Cost of products sold                                                                  162,417,207                   133,454,606
-----------------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                  25,278,241                    18,100,944

Operating expenses:
   Selling, general and administrative                                                  15,324,540                    13,552,824
-----------------------------------------------------------------------------------------------------------------------------------
        Income from operations                                                           9,953,701                     4,548,120

Other income (expense):
   Interest expense                                                                     (3,687,015)                   (3,081,417)
   Other income                                                                             69,386                        95,129
-----------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes                                                       6,336,072                     1,561,832

Income taxes                                                                             2,400,000                       590,000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $3,936,072                     $ 971,832
===================================================================================================================================
Earnings per share (basic)                                                                 $   .45                      $    .12
===================================================================================================================================
Earnings per share (diluted)                                                               $   .45                      $    .12
===================================================================================================================================
Weighted average common shares outstanding:
   Basic                                                                                 8,808,117                     8,363,817
   Diluted                                                                               8,808,117                     8,363,817

===================================================================================================================================
                                                                                    See accompanying notes to financial statements.



                                                                                                           Niagara Corporation
                                                                                                              and Subsidiaries

                                                                                            Statement of Stockholders' Equity
                                                                                                                   (Unaudited)
=================================================================================================================================
Six Months ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
                              Common Stock
                          ---------------------
                                                                                Accumulated other                       Total
                           Number of                 Additional     Retained      comprehensive    Treasury stock   stockholders'
                             shares      Amount   paid-in capital   earnings           loss           at cost           equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001   9,997,455     $9,998     $50,111,675    $16,478,678     $(2,691,219)     $(8,030,409)     $55,878,723
Comprehensive income:
   Net income for the          -            -            -             971,832          -                -               971,832
   period
   Foreign currency
     translation
   adjustments (Note 2)        -            -                            -            (612,436)          -              (612,436)
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
income                                                                                                                   359,396
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001     9,997,455     $9,998     $50,111,675    $17,450,510     $(3,303,655)     $(8,030,409)     $56,238,119
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  See accompanying notes to financial statements.




                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries

                                                                                           Statement of Cash Flows
                                                                                                  (Unaudited)
==================================================================================================================
Six months ended June 30,                                                   2000                      2001
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $3,936,072              $971,832
------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       5,007,750               4,967,572
        Provision for doubtful accounts                                       144,437                 205,652
        Deferred income taxes                                                 600,000                       -
        Pension costs                                                        (738,996)             (1,127,483)
        Other postretirement benefits                                        (108,894)               (123,262)
        Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                   (9,336,190)              1,349,413
              Decrease in accounts receivable - other                       2,255,687                       -
              (Increase) decrease in inventories                           (6,006,135)              6,419,877
              Increase in other assets, net                                (1,410,588)               (428,757)
              Increase (decrease) in trade accounts payable, accrued
                expenses and other non-current liabilities                 12,822,208                (638,317)
--------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                           3,229,279              10,624,695
--------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating  activities                  7,165,351              11,596,527
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                   (2,740,605)             (1,490,059)
--------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                      (2,740,605)             (1,490,059)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of long-term debt                                             (3,058,485)             (7,334,834)
   Payments to acquire treasury stock                                      (1,053,973)                      -
--------------------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                      (4,112,458)             (7,334,834)
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                 (520,391)                (99,756)
--------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (208,103)              2,671,878
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                              2,234,181               2,350,515
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $2,026,078              $5,022,393
================================================================================================================================

                                                                            See accompanying notes to financial statements.




                                                           Niagara Corporation
                                                              and Subsidiaries

                             Notes to Financial Statements - Information as of
                                       June 30, 2001 and for the periods ended
                                           June 30, 2000 and 2001 is unaudited.
===============================================================================

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

                                  Niagara Corporation ("Niagara") and its
                                  subsidiaries (together with Niagara, the
                                  "Company"), Niagara LaSalle Corporation
                                  ("Niagara LaSalle"), LaSalle Steel
                                  Company ("LaSalle," and together with
                                  Niagara LaSalle, "Niagara US") and
                                  Niagara LaSalle (UK) Limited ("Niagara
                                  UK"), have adopted the classification
                                  requirements for freight costs required
                                  by Emerging Issues Task Force ("EITF")
                                  No. 00-10, "Accounting for Shipping and
                                  Handling Fees and Costs." This
                                  pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. This reclassification, to conform to current year presentation, resulted in the recording of such amounts in both net sales and cost of products sold for the three and six months ended June 30, 2000, and, accordingly, resulted in no change to gross profit for such periods. Previously, net sales had been stated after reduction for freight costs. For the quarter and six months ended June 30, 2000, the amounts reclassified were $5,957,000 and $12,229,000, respectively.

2.   Foreign Currency             Niagara UK, an English company, uses
     Translation and              British pounds sterling ("(pound)") as
     Transactions                 its functional currency and its accounts
                                  are translated to United States dollars
                                  in conformity with Statement of Financial
                                  Accounting Standards ("SFAS") No. 52,
                                  "Foreign Currency Translation." Assets
                                  and liabilities of this subsidiary are
                                  translated at the exchange rate in effect at the balance sheet dates and the related revenues and expenses have been translated at rates prevailing at the transaction dates, which approximate average rates for the periods.
                                  Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive loss within the Statement of Stockholders'
                                  Equity. Gains and losses resulting from
                                  foreign currency transactions are
                                  included in other income within the
                                  Statements of Operations.

3.   Inventories                  Inventories consisted of the following:

                                               December 31,           June 30,
                                                   2000               2001
                                             ---------------------------------

                            Raw materials       $21,575,657        $17,334,114

                            Work-in-process       5,173,259          4,787,764

                            Finished goods       34,152,566         31,135,427
                                             ---------------------------------
                                                $60,901,482        $53,257,305
                                             ---------------------------------

                                  At June 30, 2001, Niagara US inventories were $35,368,817 determined using the LIFO method and Niagara UK inventories were $17,888,488 determined using the FIFO method.

4.     Contingencies              Niagara US and Niagara UK are subject to
                                  extensive environmental laws and
                                  regulations concerning, among other
                                  things, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response,
                                  Compensation and Liability Act of 1980,
                                  as amended ("CERCLA"), Niagara US and
                                  Niagara UK may be responsible for parts
                                  of the costs required to remove or
                                  remediate previously disposed wastes or
                                  hazardous substances at the locations
                                  they own or operate or at the locations
                                  which they arranged for disposal of such materials. Claims for such costs have been made against LaSalle with respect to five third-party sites. The costs expended through June 30, 2001 have been largely covered by insurance. Management believes that any resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                  Under the Company's insurance programs,
                                  coverage is obtained for catastrophic
                                  exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with a bond or irrevocable standby letter of credit totaling $1,211,000 as of June 30, 2001. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

                                  On July 15, 2001, the hourly production
                                  workers at LaSalle's Hammond, Indiana
                                  facility, representing approximately 70% of LaSalle's personnel, agreed to the terms of a new four-year collective bargaining agreement which replaces the agreement with such workers that expired on July 18, 2001.

5.   Segments and                 The Company operates in two reportable
     Related                      segments: (i) Niagara US which has
     Information                  operations in the United States and (ii)
                                  Niagara UK which has operations in the
                                  United Kingdom. The Company operates
                                  these segments as separate strategic
                                  business units and measures the segment
                                  performance based on earnings before
                                  interest, taxes, depreciation and
                                  amortization ("EBITDA"). Niagara UK uses
                                  British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency
                                  Translation." Assets and liabilities of
                                  this subsidiary have been translated at
                                  the exchange rates in effect on June 30, 2000 and 2001, and the related revenues and expenses have been translated at rates prevailing at the transaction dates, which approximate average rates for the periods. The following tables set forth certain performance and other information by reportable segment.


                                  Three months ended
                                  June 30, 2000                            Niagara US         Niagara UK
                                  ----------------------------------------------------------------------
                                  Net sales (a)                          $ 58,910,337       $ 32,513,688

                                  Segment profit (EBITDA)                   6,119,145          1,577,720

                                  Depreciation and amortization             1,963,350            484,349

                                  Interest expense                          1,121,304            697,782

                                  Long-lived assets                        87,799,184         15,533,365

                                  Segment assets                          156,673,687         77,688,839

                                  Acquisition of property and equipment     1,007,115          1,165,584
                                  ----------------------------------------------------------------------
                                  (a) In accordance with EITF No. 00-10, net sales have been restated to include all freight costs billed to customers.  See Note 1.



                                  Three months ended
                                  June 30, 2001                            Niagara US         Niagara UK
                                  ------------------------------------------------------------------------------------------
                                  Net sales                             $  43,571,277        $26,723,198

                                  Segment profit (EBITDA)                   3,314,620          1,147,070

                                  Depreciation and amortization             1,954,469            441,177

                                  Interest expense                            846,636            537,965

                                  Long-lived assets                        83,108,910         13,564,790

                                  Segment assets                          140,935,113         61,850,357

                                  Acquisition of property and equipment       525,668             96,744
                                  ----------------------------------------------------------------------



                                  Six months ended
                                  June 30, 2000                            Niagara US         Niagara UK
                                  ----------------------------------------------------------------------
                                  Net sales (a)                          $117,212,425       $ 70,483,023

                                  Segment profit (EBITDA)                  12,268,997          3,668,843

                                  Depreciation and amortization             3,923,395          1,037,114

                                  Interest expense                          2,312,803          1,374,212

                                  Long-lived assets                        87,799,184         15,533,365

                                  Segment assets                          156,673,687         77,688,839

                                  Acquisition of property and equipment     1,172,056          1,546,253
                                  ----------------------------------------------------------------------
                                  (a) In accordance with EITF No. 00-10, net sales have been restated to include all freight costs billed to customers.  See Note 1.



                                  Six months ended
                                  June 30, 2001                            Niagara US         Niagara UK
                                  -----------------------------------------------------------------------
                                  Net sales                             $  93,704,482       $ 57,851,068

                                  Segment profit (EBITDA)                   7,766,177          2,976,847

                                  Depreciation and amortization             3,911,937          1,006,100

                                  Interest expense                          1,922,337          1,159,080

                                  Long-lived assets                        83,108,910         13,564,790

                                  Segment assets                          140,935,113         61,850,357

                                  Acquisition of property and equipment     1,175,860            314,199
                                  -----------------------------------------------------------------------


                                  Niagara US sells its products primarily
                                  to customers in the United States.

                                  Approximately 64% of Niagara UK's sales
                                  during the six months ended June 30, 2001
                                  were within the United Kingdom with 20%
                                  to continental Europe and 16% to the rest of the world. These amounts were 63%, 21% and 16%, respectively, for the six months ended June 30, 2000. Niagara UK's sales to any one foreign country for these periods represented less than 5% of its total sales.

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


Results of Operations


         During the second quarter 2001, the Company continued to experience the decline in sales and net income that began during the third quarter 2000. In the U.S., demand for the Company's products by service centers, the Company's major customer base in the U.S., continued to decline in the face of weak conditions in the manufacturing sector of the economy. In addition, competitive pressures in the U.S. during the quarter lead to a decline in prices.

         In the U.K., the Company's operations performed poorly due primarily to weak conditions in the manufacturing sector of the U.K. and other European countries. In addition, the high value of the pound sterling relative to Western European currencies continued to impact negatively on Niagara UK's export business.

         Faced with these conditions, management is reviewing all operations for cost cutting opportunities and has already effected some reductions in raw material, production and transportation costs. The Company is also evaluating its staffing needs and has already cut back on some shifts in both its U.S. and U.K operations. In addition, the Company is evaluating potential consolidations in its U.K. operations, although no final decisions have as yet been made in this regard.

Three Months ended June 30, 2001 compared with June 30, 2000


         Net sales for the three months ended June 30, 2001 were $70,294,475, representing a decrease of $21,129,550, or 23.1%, over the same period in 2000. Approximately 72.6% of this decrease was attributable to the Company's U.S. operations with the remainder, 27.4 %, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (23% and 13%, respectively).

         Cost of products sold for the three months ended June 30, 2001 decreased by $17,051,661 to $62,196,896, representing a decrease of 21.5% over the same period in 2000. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K.
operations.

         Gross margins for the three months ended June 30, 2001 decreased by 1.8% compared to the same period in 2000 due primarily to the Company's decrease in net sales.

         Selling, general and administrative expenses for the three months ended June 30, 2001 decreased by $865,641 to $6,569,370, or 9.3% of sales, compared to 8.1% of sales for the same period in 2000. The reduction in dollar amount and increase as a percentage of sales was primarily attributable to the decrease in net sales.

         Interest expense for the three months ended June 30, 2001 decreased by $434,485 to $1,384,601, due primarily to decreased levels of borrowing.

         Net income for the three months ended June 30, 2001 was $137,672, a decrease of $1,662,711, or 92.4%, as compared to the net income for the three months ended June 30, 2000. Approximately 92.5% of this decrease was attributable to the Company's U.S. operations and the balance, 7.5%, was attributable to the Company's U.K. operations.


Six Months ended June 30, 2001 compared with June 30, 2000


         Net sales for the six months ended June 30, 2001 were $151,555,550, representing a decrease of $36,139,898, or 19.3%, over the same period in 2000. Approximately 65.0% of this decrease was attributable to the Company's U.S. operations with the remainder, 35.0 %, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (19% for both U.S. and U.K. operations).

         Cost of products sold for the six months ended June 30, 2001 decreased by $28,962,601 to $133,454,606, representing a decrease of 17.8% over the same period in 2000. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K.
operations.

         Gross margins for the six months ended June 30, 2001 decreased by 1.5% compared to the same period in 2000 due primarily to the Company's decreased net sales.

         Selling, general and administrative expenses for the six months ended June 30, 2001 decreased by $1,771,716 to $13,552,824, or 8.9% of sales, compared to 8.2% of sales for the same period in 2000. The reduction in dollar amount and increase as a percentage of sales was primarily attributable to the decrease in net sales.

         Interest expense for the six months ended June 30, 2001 decreased by $605,598 to $3,081,417, due primarily to decreased levels of borrowing and lower interest rates.

         Net income for the six months ended June 30, 2001 was $971,832, a decrease of $2,964,240, or 75.3%, as compared to the net income for the six months ended June 30, 2000. Approximately 88.6% of this decrease was attributable to the Company's U.S. operations and the balance, 11.4%, was attributable to the Company's U.K. operations.

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 2001 totaled $1,490,059 as compared to $2,740,605 for the same period in 2000. This decrease was attributable to a decrease by U.K. operations in the purchase of new machinery and equipment.

         Cash flows provided by operating activities were $11,596,527 for the six months ended June 30, 2001, an increase of $4,431,176 as compared to cash flows provided by operating activities of $7,165,351 for the same period in 2000. This increase was largely attributable to a decrease in accounts receivable in 2001 as compared to 2000 (a decrease of $1,349,413 in 2001 as compared to an increase of $7,080,503 in 2000) and a decrease in inventories in 2001 as compared to 2000 (a decrease of $6,419,877 in 2001 as compared to an increase of $6,006,135 in 2000). These were partially offset by a decrease in accounts payable, accrued expenses and other non-current liabilities in 2001 as compared to an increase in 2000 (a decrease of $638,317 in 2001 as compared to an increase of $12,822,208 in
2000), and a decrease in net income ($971,832 in 2001 as compared to $3,936,072 in 2000). Cash and cash equivalents at June 30, 2001 was $5,022,393, an increase of $2,671,878 as compared to December 31, 2000. Such funds are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") and Niagara LaSalle terminated its previously existing credit agreements. The other parties to the Credit Agreement are Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., Security Pacific Business Credit, National Bank of Canada and the Prudential Insurance Company of America. The Credit Agreement provides for a $50,000,000 revolving credit facility and a $40,000,000 term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

         Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.35% (2.10% through June 27, 2001), or M&T's prime rate plus 0.5%. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on December 31, 2002. Interest on such loans is payable in monthly installments at a rate that is either 2.0% (1.75% through June 27, 2001) above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.25%.

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of June 30, 2001.

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

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds, borrowings under the Company's revolving credit facilities or advances under Niagara UK's invoice discounting agreement. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of June 30, 2001, Niagara had repurchased 1,633,638 shares of its Common Stock at a cost of $8,030,409. No shares were repurchased during the first half of 2001.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $14.2 million) term loan and a (pound)9.8 million (approximately $13.9 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on April 30, 2006. The principal repayment installments on the term loan escalate throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory and will mature on May 21, 2002. Interest under the Facilities Agreement accrues at the LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% and is payable at the conclusion of such interest periods.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited). The Discount Agreement matures on August 23, 2003 and provides for up to (pound)20 million (approximately $28.3 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. Interest on such advances accrues at the National Westminster base rate plus 2.25%. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $6.9 million) and subsequently reduced to (pound)2.5 million (approximately $3.5 million) as of December 31, 1999.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of June 30, 2001.

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

         At June 30, 2001, the Company had borrowed or been advanced $40,425,888 under its revolving credit facilities and the Discount Agreement and had approximately $24,000,000 in available credit thereunder, and the outstanding balance of its term loans was $35,612,000. Working capital of the Company at June 30, 2001 was $44,660,833 as compared to $51,338,968 at December 31, 2000.


Effect of Recent Accounting Pronouncements


         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. The adoption of this statement has not had a material effect on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that entities use the purchase method of accounting (and prohibits the pooling-of-interests method of accounting) for all business combinations initiated after June 30, 2001. This statement also requires that entities recognize acquired intangible assets apart from goodwill if such assets meet certain criteria. The adoption of this statement has not had an effect on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The adoption of this statement is not currently expected to have a material effect on the Company's financial statements.


         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability and the credit risk of its customers. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.35% (2.10% through June 27, 2001), or M&T's prime rate plus 0.5%. Interest on revolving credit loans made pursuant to such agreement accrues at either 2.0% (1.75% through June 27, 2001) above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.25%. Interest under the Facilities Agreement accrues at the LIBOR rate (for a period specified by Niagara UK from time to time) plus 0.15%. Interest on advances under the Discount Agreement accrues at National Westminster's base rate plus 2.25%. Management has attempted to reduce market risks associated with the fluctuations in interest rates by entering into an interest rate cap agreement which protects Niagara LaSalle with respect to $45 million of indebtedness in the event the applicable three-month LIBOR rate exceeds 8.28% (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources"). Management has also attempted to reduce such risks through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement.

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. At June 30, 2001, Niagara UK had approximately (pound)11,651,000 (approximately $16,488,000) of such contracts, substantially all of which were due to mature during 2001. The unrealized deferred gain with respect to such contracts at June 30, 2001 was immaterial.

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


   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
           THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases or in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 2000, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.


                        PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.



         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has been required to make for these sites through June 30, 2001. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.


Item 2.           Changes in  Securities and Use of Proceeds.

                  Not applicable.


Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to Vote of Security Holders.

                  (a) An annual meeting of Niagara Stockholders was held on June 26, 2001.

                  (b) Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill were elected as directors of Niagara at the Annual Meeting.

                  (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald
L. Cohn, Andrew R. Heyer and Douglas T. Tansill to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 6,967,377 for and 47,692 withheld for each of Messrs. Michael Scharf, Gilbert Scharf, Archer, Cohn, Heyer and Tansill, and (ii) the ratification of BDO Seidman LLP as Niagara's independent accountants for 2001, the vote as to which was 6,999,719 for, 12,350 against and 3,000 abstentions.


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

------------------------------------------------------------------------------
       + Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended
                 June 30, 1996.
      ++ Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.
     +++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.
    ++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.
   +++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.
  ++++++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.
       * Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1,
                 Registration No. 33-64682.
      ** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998.
     *** Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1998.
    **** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated June 4, 1999.
   ***** Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.
       ! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended
                 December 31, 1995.
      !! Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.
     !!! Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended
                 June 30, 1998.
    !!!! Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.
   !!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.
  !!!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended
                 June 30, 2000.

                  (b) Reports on Form 8-K.

                      None.




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001          NIAGARA CORPORATION
                               -------------------
                                  (Registrant)


                               /s/ Michael Scharf
                               ----------------------------------------------
                               Michael Scharf, President


Date: August 14, 2001          /s/ Raymond Rozanski
                               ----------------------------------------------
                               Raymond Rozanski, Vice President and Treasurer