Form 10-Q
period 2001-09-30
NIAGARA CORP
filed 2001-11-14
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2001

                        Commission File Number 0-22206

                              NIAGARA CORPORATION
                              -------------------
            (Exact Name of Registrant as Specified in Its Charter)



                Delaware                                   59-3182820
      ------------------------------                    ----------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)


                               667 Madison Avenue
                            New York, New York 10021
                                   ----------
                    (Address of Principal Executive Offices)


                                 (212) 317-1000
                                ----------------
                             (Registrant's Telephone
                          Number, Including Area Code)


                                      N/A
                    --------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__. NO____.

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of September 30, 2001.


NIAGARA CORPORATION


Index to September 2001 Form 10-Q

                                                                          Page


Part I - Financial Information

  Financial Statements (Unaudited):
         Niagara Corporation
                  Balance Sheets........................................      3
                  Statements of Operations..............................    4-5
                  Statement of Stockholders' Equity.....................      6
                  Statements of Cash Flows..............................      7
                  Notes to Financial Statements.........................      8

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................     14

  Quantitative and Qualitative Disclosures about Market Risk ...........     20

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
     the Private Securities Litigation Reform Act of 1995...............     21

Part II - Other Information.............................................     21

Signatures..............................................................     25




                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries


                                                                                                                  Balance Sheets
================================================================================================================================
                                                                                          December 31,             September 30,
                                                                                                  2000                     2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (unaudited)
Assets
Current:
   Cash and cash equivalents                                                               $ 2,350,515               $ 2,615,874
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,459,000 and $1,277,316                                                             46,138,149                37,601,573
   Inventories                                                                              60,901,482                48,319,413
   Deferred income taxes                                                                     1,736,000                 1,736,000
   Other current assets                                                                      2,829,295                 3,991,192
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                               113,955,441                94,264,052
Property, plant and equipment, net of accumulated depreciation and
   amortization of $31,950,713 and $39,624,590                                              98,075,506                93,454,989
Goodwill, net of accumulated amortization of $377,876 and $437,186                           1,983,579                 1,924,269
Deferred financing costs, net of accumulated amortization of $405,876
   and $488,892                                                                                369,124                   286,108
Intangible pension asset                                                                       422,000                   422,000
Other assets, net of accumulated amortization of $744,680 and $853,206                         612,338                   503,300
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 215,417,988              $190,854,718
================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $ 44,468,035              $ 30,952,445
   Accrued expenses                                                                         10,495,664                11,980,986
   Current maturities of long-term debt                                                      7,652,774                 9,372,890
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                           62,616,473                52,306,321
Other:
   Long-term debt, less current maturities                                                  77,876,706                66,294,427
   Accrued pension cost                                                                      2,400,000                   542,517
   Accrued other postretirement benefits                                                     5,317,536                 5,192,216
   Deferred income taxes                                                                    11,266,000                11,266,000
   Other noncurrent liabilities                                                                 62,550                    43,574
--------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  159,539,265               135,645,055
================================================================================================================================
Stockholders' equity:
   Preferred stock, $.001 par value - 500,000 shares authorized; none                                -                         -
      outstanding
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                     9,998
   Additional paid-in capital                                                               50,111,675                50,111,675
   Retained earnings                                                                        16,478,678                16,291,238
   Accumulated other comprehensive loss                                                     (2,691,219)               (2,953,564)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            63,909,132                63,459,347
   Treasury stock, at cost, 1,633,638 and 1,758,938 shares                                  (8,030,409)               (8,249,684)
--------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          55,878,723                55,209,663
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 215,417,988             $ 190,854,718
================================================================================================================================

                                                                                 See accompanying notes to financial statements.




                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Operations
                                                                                                                     (Unaudited)
================================================================================================================================

Three months ended September 30,                                                                2000                        2001
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                               $ 77,462,193                 $60,372,998
Cost of products sold                                                                     67,178,673                  54,568,276
--------------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                    10,283,520                   5,804,722
Operating expenses:
   Selling, general and administrative                                                     7,100,880                   6,440,541
--------------------------------------------------------------------------------------------------------------------------------
        Income (loss) from operations                                                      3,182,640                    (635,819)
Other income (expense):
   Interest expense                                                                       (1,925,157)                 (1,267,532)
   Other income                                                                               76,321                      94,078
--------------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                                                  1,333,804                  (1,809,273)
Provision (benefit) for income taxes                                                         500,000                    (650,000)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       $    833,804                 $(1,159,273)
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (basic)                                                       $        .10                 $      (.14)
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (diluted)                                                     $        .10                 $      (.14)
================================================================================================================================
Weighted average common shares outstanding:

   Basic                                                                                   8,581,038                   8,351,559

   Diluted                                                                                 8,581,038                   8,351,559

================================================================================================================================

                                                                                 See accompanying notes to financial statements.





                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Operations
                                                                                                                     (Unaudited)
=================================================================================================================================
                                                                                              2000                          2001
Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $265,157,641                  $211,928,548

Cost of products sold                                                                  229,595,880                   188,022,882
---------------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                  35,561,761                    23,905,666

Operating expenses:

   Selling, general and administrative                                                  22,425,419                    19,993,365
---------------------------------------------------------------------------------------------------------------------------------
        Income from operations                                                          13,136,342                     3,912,301

Other income (expense):

   Interest expense                                                                     (5,612,172)                   (4,348,949)

   Other income                                                                            145,706                       189,208
---------------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                                                7,669,876                      (247,440)

Provision (benefit) for income taxes                                                     2,900,000                       (60,000)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       $4,769,876                   $  (187,440)
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (basic)                                                       $      .55                   $      (.02)
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (diluted)                                                     $      .55                   $      (.02)
=================================================================================================================================

Weighted average common shares outstanding:

   Basic                                                                                 8,729,344                     8,359,686

   Diluted                                                                               8,729,344                     8,359,686

=================================================================================================================================
                                                                                See accompanying notes to financial statements





                                                                                                              Niagara Corporation
                                                                                                                 and Subsidiaries

                                                                                                 Statement of Stockholders' Equity
                                                                                                              (Unaudited)
==================================================================================================================================
Nine Months ended September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock
                                     ---------------------------
                                                                                                           Accumulated other
                                                                         Additional paid-in    Retained      comprehensive
                                      Number of  shares    Amount             capital          earnings           loss
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                   9,997,455       $9,998           $50,111,675       $16,478,678     $(2,691,219)

Comprehensive income (loss):
   Net loss for the
   period                                      -             -                   -              (187,440)          -
   Foreign currency translation
   adjustments (Note 2)                        -             -                   -                               (262,345)
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive
loss                                           -             -                                     -               -
==============================================================================================================================
Purchase of treasury stock,
     at cost (a)                               -             -                   -                 -               -
==============================================================================================================================
Balance, September 30, 2001                9,997,455       $9,998           $50,111,675       $16,291,238     $(2,953,564)
==============================================================================================================================




(Chart Continued)
                                                      Total
                                  Treasury Stock   stockholders'
                                      at cost        equity
----------------------------------------------------------------
Balance, January 1, 2001           $(8,030,409)    $55,878,723

Comprehensive income (loss):
   Net loss for the
   period                                -            (187,440)
   Foreign currency translation
   adjustments (Note 2)                  -            (262,345)
---------------------------------------------------------------
Total comprehensive
loss                                     -            (449,785)
===============================================================
Purchase of treasury stock,
     at cost (a)                      (219,275)       (219,275)
===============================================================
Balance, September 30, 2001        $(8,249,684)    $55,209,663
===============================================================



(a) During the nine months ended September 30, 2001, Niagara Corporation repurchased 125,300 shares at a cost of $219,275. The repurchased shares are held as treasury stock.

                  See accompanying notes to financial statements.





                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Cash Flows
                                                                                                                     (Unaudited)
==================================================================================================================================
Nine months ended September 30,                                                                 2000                        2001
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                       $4,769,876                   $(187,440)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       7,214,652                   7,217,569
        Provision for doubtful accounts                                                       199,674                     309,460
        Deferred income taxes                                                                 600,000                           -
        Pension costs                                                                      (2,069,767)                 (1,857,483)
        Other postretirement benefits                                                        (194,494)                   (125,320)
        Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                                     (738,366)                  7,716,976
              Decrease in accounts receivable - other                                       2,255,687                           -
              (Increase) decrease in inventories                                           (2,881,430)                 12,119,620
              Increase in other assets, net                                                  (721,879)                 (1,147,331)
              Increase (decrease) in trade accounts payable, accrued
                expenses and other non-current liabilities                                  2,649,274                 (11,305,350)
----------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                           6,313,351                  12,928,141
----------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating  activities                                 11,083,227                  12,740,701
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                   (3,673,742)                (2,703,285)
----------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                      (3,673,742)                (2,703,285)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of long-term debt                                                             (4,645,865)                (9,434,966)
   Payments to acquire treasury stock                                                      (2,023,605)                  (219,275)
----------------------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                                      (6,669,470)                (9,654,241)
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 (574,107)                  (117,816)
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                     165,908                    265,359
Cash and cash equivalents, beginning of period                                              2,234,181                  2,350,515
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $2,400,089                 $2,615,874
==================================================================================================================================
                                                                                   See accompanying notes to financial statements.






                                                          Niagara Corporation
                                                             and Subsidiaries

                             Notes to Financial Statements - Information as of
                                  September 30, 2001 and for the periods ended
                                     September 30, 2000 and 2001 is unaudited.

===============================================================================
1.  Basis of Presentation          The accompanying financial statements
                                   are unaudited; however, in the opinion
                                   of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended
                                   December 31, 2000.

                                   Niagara Corporation ("Niagara") and its
                                   subsidiaries (together with Niagara, the
                                   "Company"), Niagara LaSalle Corporation
                                   ("Niagara LaSalle"), LaSalle Steel
                                   Company ("LaSalle," and together with
                                   Niagara LaSalle, "Niagara US") and
                                   Niagara LaSalle (UK) Limited ("Niagara
                                   UK"), have adopted the classification
                                   requirements for freight costs required
                                   by Emerging Issues Task Force ("EITF")
                                   No. 00-10, "Accounting for Shipping and
                                   Handling Fees and Costs." This
                                   pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. This reclassification, to conform to current year presentation, resulted in the recording of such amounts in both net sales and cost of products sold for the three and nine months ended September 30, 2000, and, accordingly, resulted in no change to gross profit for such periods. Previously, net sales had been stated after reduction for freight costs. For the quarter and nine months ended September 30, 2000, the amounts reclassified were $5,047,000 and $17,276,000, respectively.

2.  Foreign Currency               Niagara UK, an English company, uses British
    Translation and                pounds sterling ("(pound)") as its
    Transactions                   functional currency and its accounts are
                                   translated to United States dollars in
                                   conformity with Statement of Financial
                                   Accounting Standards ("SFAS") No. 52,
                                   "Foreign Currency Translation." Assets
                                   and liabilities of this subsidiary are
                                   translated at the exchange rate in
                                   effect at the balance sheet dates and
                                   the related revenues and expenses have
                                   been translated at rates prevailing at
                                   the transaction dates, which approximate average rates for the periods.
                                   Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive loss within the Statement of Stockholders'
                                   Equity. Gains and losses resulting from
                                   foreign currency transactions are
                                   included in other income within the
                                   Statements of Operations.

3.  Inventories                    Inventories consisted of the following:


                                                                                                 December 31,      September 30,
                                                                                                         2000               2001
                                                                                     --------------------------------------------
                                      Raw materials                                               $21,575,657        $13,765,136
                                      Work-in-process                                               5,173,259          3,188,869
                                      Finished goods                                               34,152,566         31,365,408
                                                                                     --------------------------------------------
                                                                                                  $60,901,482        $48,319,413
                                   ==============================================================================================

                                   At September 30, 2001, Niagara US
                                   inventories were $30,308,205 determined
                                   using the LIFO method and Niagara UK
                                   inventories were $18,011,208 determined
                                   using the FIFO method.

4.  Contingencies                  Niagara US and Niagara UK are subject to
                                   extensive environmental laws and
                                   regulations concerning, among other
                                   things, water and air emissions and
                                   waste disposal. Under such laws,
                                   including the Comprehensive
                                   Environmental Response, Compensation and
                                   Liability Act of 1980, as amended
                                   ("CERCLA"), Niagara US and Niagara UK
                                   may be responsible for parts of the
                                   costs required to remove or remediate
                                   previously disposed wastes or hazardous
                                   substances at the locations they own or
                                   operate or at the locations which they
                                   arranged for disposal of such materials.
                                   Claims for such costs have been made
                                   against LaSalle with respect to five
                                   third-party sites. The costs expended
                                   through September 30, 2001 have been
                                   largely covered by insurance. Management believes that any resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                   Under the Company's insurance programs,
                                   coverage is obtained for catastrophic
                                   exposures as well as those risks
                                   required to be insured by law or
                                   contract. In connection with these
                                   programs, Niagara US has provided
                                   certain insurance carriers with a bond
                                   or irrevocable standby letter of credit
                                   totaling $1,199,000 as of September 30,
                                   2001. It is the policy of the Company to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

5.  Segments and                   The Company operates in two reportable
    Related                        segments: (i) Niagara US which has
    Information                    operations in the United States and (ii)
                                   Niagara UK which has operations in the
                                   United Kingdom. The Company operates
                                   these segments as separate strategic
                                   business units and measures the
                                   segment performance based on earnings
                                   before interest, taxes, depreciation and amortization ("EBITDA"). Niagara UK uses
                                   British pounds sterling as its
                                   functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign
                                   Currency Translation." Assets and
                                   liabilities of this subsidiary have been translated at the exchange rates in effect on September 30, 2000 and 2001, and the related revenues and expenses have been translated at rates prevailing at the transaction dates, which approximate average rates for the periods. The following tables set forth certain performance and other information by reportable segment.


                                   Three months ended
                                   September 30, 2000                                Niagara US         Niagara UK
                                   -------------------------------------------------------------------------------
                                      Net sales (a)                                   $ 49,550,687    $ 27,911,506

                                      Segment profit (EBITDA)                            4,376,572       1,535,417

                                      Depreciation and amortization                      1,785,397         393,058

                                      Interest expense                                   1,242,136         683,021

                                      Long-lived assets                                 86,680,620      14,884,217

                                      Segment assets                                   147,163,603      71,532,236

                                      Acquisition of property and equipment                666,833         266,303
                                   -------------------------------------------------------------------------------

                                   (a) In accordance with EITF No. 00-10, net sales have been restated to include all freight costs billed to customers. See Note 1.






                                      Three months ended
                                      September 30, 2001                             Niagara US         Niagara UK
                                   --------------------------------------------------------------------------------
                                      Net sales                                       $ 34,591,666    $  25,781,332

                                      Segment profit (EBITDA)                            1,621,399          484,466

                                      Depreciation and amortization                      1,817,405          393,108

                                      Interest expense                                     756,515          511,017

                                      Long-lived assets                                 81,766,043       14,257,062

                                      Segment assets                                   129,784,149       60,401,809

                                      Acquisition of property and equipment                473,600          702,560
                                   --------------------------------------------------------------------------------


                                    Nine months ended
                                    September 30, 2000                               Niagara US         Niagara UK
                                   --------------------------------------------------------------------------------
                                      Net sales (a)                                   $166,763,112    $  98,394,529

                                      Segment profit (EBITDA)                           16,645,569        5,204,260

                                      Depreciation and amortization                      5,708,792        1,430,172

                                      Interest expense                                   3,554,939        2,057,233

                                      Long-lived assets                                 86,680,620       14,884,217

                                      Segment assets                                   147,163,603       71,532,236

                                      Acquisition of property and equipment              1,838,889        1,812,556
                                   --------------------------------------------------------------------------------
                                      (a) In accordance with EITF No. 00-10, net sales have been restated
                                      to include all freight costs billed to customers. See Note 1.




                                    Nine months ended
                                    September 30, 2001                               Niagara US         Niagara UK
                                   -------------------------------------------------------------------------------
                                      Net sales                                      $ 128,296,148    $ 83,632,400

                                      Segment profit (EBITDA)                            9,387,576       3,461,313

                                      Depreciation and amortization                      5,729,342       1,399,208

                                      Interest expense                                   2,678,852       1,670,097

                                      Long-lived assets                                 81,766,043      14,257,062

                                      Segment assets                                   129,784,149      60,401,109

                                      Acquisition of property and equipment              1,649,860       1,016,759
                                   -------------------------------------------------------------------------------


                                   Niagara US sells its products primarily
                                   to customers in the United States.

                                   Approximately 63% of Niagara UK's sales
                                   during the nine months ended September
                                   30, 2001 were within the United Kingdom
                                   with 19% to continental Europe and 18%
                                   to the rest of the world. These amounts
                                   were 64%, 19% and 17%, respectively, for the nine months ended September 30, 2000. Niagara UK's sales to any one foreign country, other than the United States, for these periods represented less than 5% of its total sales.

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

         In November 1999, the Company announced a restructuring plan for its hot rolled bar operations in the United Kingdom. Under this plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During 2000, Niagara UK also reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution).

Results of Operations

         During the third quarter 2001, the Company continued to experience the decline in sales and net income that began during the third quarter 2000. In the U.S., demand for the Company's products by service centers, the Company's major customer base in the U.S., continued to decline in the face of weak conditions in the manufacturing sector of the economy. In addition, competitive pressures in the U.S. during the quarter resulted in a further decline in prices.

         In the U.K., the Company's operations performed poorly due primarily to weak conditions in the manufacturing sector of the U.K. and other European countries. In addition, the high value of the pound sterling relative to Western European currencies continued to impact negatively on Niagara UK's export business.

         Faced with these conditions, management has reviewed all operations for cost cutting opportunities and has effected reductions in raw material, production and transportation costs and reduced capital expenditures. The Company has also evaluated its staffing needs and has cut back on some shifts in both its U.S. and U.K operations.

         In addition, the Company intends to implement a further restructuring plan for its hot rolled bar operations in the United Kingdom. Under this plan, Niagara UK would close its Gadd Dudley Port plant in Tipton and transfer most of its production to the Company's two other hot rolled bar plants at Dudley and Moxley.

Three Months ended September 30, 2001 compared with September 30, 2000

         Net sales for the three months ended September 30, 2001 were $60,372,998, representing a decrease of $17,089,195, or 22.1%, over the same period in 2000. Approximately 87.5% of this decrease was attributable to the Company's U.S. operations with the remainder, 12.5%, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (28% and 17%, respectively) and, to a lesser extent, a decrease in prices.

         Cost of products sold for the three months ended September 30, 2001 decreased by $12,610,397 to $54,568,276, representing a decrease of 18.8% over the same period in 2000. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K. operations.

         Gross margins for the three months ended September 30, 2001 decreased by 3.7% compared to the same period in 2000 due primarily to the Company's decreased net sales and a decrease in prices.

         Selling, general and administrative expenses for the three months ended September 30, 2001 decreased by $660,339 to $6,440,541, or 10.7% of sales, compared to 9.2% of sales for the same period in 2000. The reduction in dollar amount was primarily attributable to the Company's cost cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales.

         Interest expense for the three months ended September 30, 2001 decreased by $657,625 to $1,267,532, due to decreased levels of borrowing and lower interest rates.

         Net loss for the three months ended September 30, 2001 was $1,159,273, a decrease of $1,993,077, as compared to the net income of $833,804 for the three months ended September 30, 2000. Approximately 68.1% of this decrease was attributable to the Company's U.S. operations and the balance, 31.9%, was attributable to the Company's U.K. operations.

Nine Months ended September 30, 2001 compared with September 30, 2000

         Net sales for the nine months ended September 30, 2001 were $211,928,548, representing a decrease of $53,229,093, or 20.1%, over the same period in 2000. Approximately 72.3% of this decrease was attributable to the Company's U.S. operations with the remainder, 27.7%, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (22% and 19%, respectively) and, to a lesser extent, a decrease in prices.

         Cost of products sold for the nine months ended September 30, 2001 decreased by $41,572,998 to $188,022,882, representing a decrease of 18.1% over the same period in 2000. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K. operations.

         Gross margins for the nine months ended September 30, 2001 decreased by 2.1% compared to the same period in 2000 due primarily to the Company's decreased net sales and a decrease in prices.

         Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased by $2,432,054 to $19,993,365, or 9.4% of sales, compared to 8.5% of sales for the same period in 2000. The reduction in dollar amount was primarily attributable to the Company's cost cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales.

         Interest expense for the nine months ended September 30, 2001 decreased by $1,263,223 to $4,348,949, due primarily to decreased levels of borrowing and lower interest rates.

         Net loss for the nine months ended September 30, 2001 was $187,440, a decrease of $4,957,316, as compared to the net income of $4,769,876 for the nine months ended September 30, 2000. Approximately 80.3% of this decrease was attributable to the Company's U.S. operations and the balance, 19.7%, was attributable to the Company's U.K. operations.

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 2001 totaled $2,703,285 as compared to $3,673,742 for the same period in 2000. This decrease was attributable to a decrease by both U.S. and U.K. operations in the purchase of new machinery and equipment.

         Cash flows provided by operating activities were $12,740,701 for the nine months ended September 30, 2001, an increase of $1,657,474 as compared to cash flows provided by operating activities of $11,083,227 for the same period in 2000. This increase was largely attributable to a decrease in accounts receivable in 2001 as compared to 2000 (a decrease of $7,716,976 in 2001 as compared to a decrease of $1,517,321 in 2000) and a decrease in inventories in 2001 as compared to 2000 (a decrease of $12,119,620 in 2001 as compared to an increase of $2,881,430 in 2000).
These were partially offset by a decrease in accounts payable, accrued expenses and other non-current liabilities in 2001 as compared to an increase in 2000 (a decrease of $11,305,350 in 2001 as compared to an increase of $2,649,274 in 2000), and a decrease in net income (net loss of $187,440 in 2001 as compared to net income of $4,769,876 in 2000). Cash and cash equivalents at September 30, 2001 was $2,615,874, an increase of $265,359 as compared to December 31, 2000. Such funds are used for working capital and other corporate purposes.

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

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of September 30, 2001.

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

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara
Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of September 30, 2001, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684, of which 125,300 shares were repurchased at a cost of $219,275 during the nine months ended September 30, 2001.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $14.6 million) term loan and a (pound)9.8 million (approximately $14.3 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited). The Discount Agreement matures on August 23, 2003 and provides for up to (pound)20 million (approximately $29.2 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. Interest on such advances accrues at the National Westminster base rate plus 2.25%. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $6.9 million) and subsequently reduced to (pound)2.5 million (approximately $3.5 million) as of December 31, 1999.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of September 30, 2001.

         In connection with the execution of the Facilities and Discount Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things (i) restrict the payment of dividends in respect of the Niagara UK shares, (ii) prohibit the repayment of the Subordinated Loan until after the discharge of all of Niagara UK's liabilities under the Facilities and Discount Agreements and (iii) permit the repayment of the Short-Term Loan upon demand unless payments of principal or interest under these agreements are owing, certain financial covenants in these agreements have not been met or an event of default thereunder has occurred and is continuing.

         At September 30, 2001, the Company had borrowed or been advanced $40,930,000 under its revolving credit facilities and the Discount Agreement and had approximately $11,715,000 in available credit thereunder, and the outstanding balance of its term loans was $34,027,000. Working capital of the Company at September 30, 2001 was $41,957,731 as compared to $51,338,968 at December 31, 2000.

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

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability and the credit risk of its customers. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.35% (2.10% through June 27, 2001), or M&T's prime rate plus 0.5%. Interest on revolving credit loans made pursuant to such agreement accrues at either 2.0% (1.75% through June 27, 2001) above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.25%. Interest under the Facilities Agreement accrues at the LIBOR rate (for a period specified by Niagara UK from time to time) plus 0.15%. Interest on advances under the Discount Agreement accrues at National Westminster's base rate plus 2.25%. Management has attempted to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement. Management has also attempted to reduce such risks by entering into an interest rate cap agreement which protects Niagara LaSalle with respect to $45 million of indebtedness in the event the applicable three-month LIBOR rate exceeds 8.28% (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources").

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. At September 30, 2001, Niagara UK had approximately (pound)9,232,000 (approximately $13,619,000) of such contracts. The unrealized deferred loss with respect to such contracts at September 30, 2001 was immaterial.

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


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.



         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. At two of these sites, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the cost of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the United States Environmental Protection Agency and agreed to perform a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has been required to make for these sites through September 30, 2001. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management does not believe that LaSalle's share of the additional costs will have a material adverse effect on the Company's financial position or results of operations.


Item 2.           Changes in Securities and Use of Proceeds.

                  Not applicable.


Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to Vote of Security Holders.

                  None.


Item 5.           Other Information.

                  Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

       +3.1      Registrant's Restated Certificate of Incorporation, as
                 amended on May 16, 1996.
       *3.2      Registrant's By-laws.
       *4.1      Form of Common Stock Certificate.
   !!!!!4.2      Revolving Credit and Term Loan Agreement, dated as of
                 April 18, 1997, by and among Niagara Cold Drawn Corp.,
                 LaSalle Steel Company, Manufacturers and Traders Trust
                 Company (individually and as Agent), CIBC Inc. and
                 National City Bank (the "Credit Agreement").
     +++4.3      First Amendment to the Credit Agreement, dated as of
                 September 4, 1997.
     +++4.4      Second Amendment to the Credit Agreement, effective as of
                 December 31, 1997.
      !!4.5      Third Amendment to the Credit Agreement, effective May 15,
                 1998.
      **4.6      Fourth Amendment to the Credit Agreement, effective as of
                 December 1, 1998.
    ****4.7      Fifth Amendment to the Credit Agreement, effective as of
                 May 21, 1999.
   +++++4.8      Sixth Amendment to the Credit Agreement, effective as of
                 December 31, 1999.
  !!!!!!4.9      Seventh Amendment to the Credit Agreement, effective as of
                 March 31, 2000.
  !!!!!!4.10     Eighth Amendment to the Credit Agreement, effective as of
                 June 8, 2000.
        4.11     Ninth Amendment to the Credit Agreement, effective as of
                 June 28, 2001.
    ****4.12     Bank Facilities Agreement, dated May 21, 1999, between
                 National Westminster Bank Plc and Niagara LaSalle (UK)
                 Limited (the "Facilities Agreement").
  ++++++4.13     Amendment, dated September 11, 2000, to the Facilities
                 Agreement.
        4.14     Second Amendment, dated July 16, 2001, to the Facilities
                 Agreement.
    ****4.15     Intercreditor Agreement, dated May 21, 1999, between
                 National Westminster Bank Plc, Niagara Corporation and
                 Niagara LaSalle (UK) Limited.
    ++++4.16     Invoice Discounting Agreement, dated August 23, 1999,
                 between Niagara LaSalle (UK) Limited and Lombard Natwest
                 Discounting Limited (the "Discount Agreement").
  ++++++4.17     Amendment, dated September 11, 2000, to the Discount
                 Agreement.
        4.18     Second Amendment, dated July 16, 2001, to the Discount
                 Agreement.
    ++++4.19     Intercreditor Agreement, dated August 23, 1999, between
                 Lombard Natwest Discounting Limited, Niagara Corporation
                 and Niagara LaSalle (UK) Limited.
    ++++4.20     Deed of Priority, dated August 23, 1999, between Lombard
                 Natwest Discounting Limited, National Westminster Bank
                 Plc, Manufacturers and Traders Trust Company, Niagara
                 LaSalle (UK) Limited and Niagara Corporation.
  !!!!!!4.21     Amended Rate Cap Transaction Agreement, dated June 7,
                 2000, between The Bank of New York and Niagara LaSalle
                 Corporation.
    ***10.1      Employment Agreement, dated as of January 1, 1999, by and
                 among Niagara Corporation, Niagara LaSalle Corporation and
                 Michael Scharf.
      !10.2      Amended and Restated Promissory Note made by Southwest
                 Steel Company, Inc. in favor of the Cohen Family Revocable
                 Trust, u/t/a dated June 15, 1988, in the principal amount
                 of $898,000, dated January 31, 1996.
      !10.3      Guaranty, made by the Registrant in favor of the Cohen
                 Family Revocable Trust, u/t/a dated June 15, 1988, dated
                 January 31, 1996.
     !!10.4      International Metals Acquisition Corporation 1995 Stock
                 Option Plan (the "Stock Option Plan").
   !!!!10.5      First Amendment to the Stock Option Plan, dated October 5,
                 1996.
     ++10.6      Second Amendment to the Stock Option Plan, dated June 8,
                 1998.
     ++10.7      Niagara Corporation Employee Stock Purchase Plan.
     **10.8      First Amendment to Lease, dated May 4, 1998, between
                 Niagara LaSalle Corporation and North American Royalties,
                 Inc.
  *****10.9      Sale of Business Agreement, dated April 16, 1999, between
                 Glynwed Steels Limited, Glynwed International plc, Niagara
                 LaSalle (UK) Limited and Niagara Corporation.
  *****10.10     Property Agreement, dated April 16, 1999, between Glynwed
                 Property Management Limited, Glynwed Properties Limited,
                 Niagara LaSalle (UK) Limited, Niagara Corporation and
                 Glynwed International plc.
  *****10.11     Agreement For Lease of Unit 6-8 Eagle Industrial Estate,
                 dated April 16, 1999, between Glynwed Property Management
                 Limited, Glynwed Properties Limited, Niagara LaSalle (UK)
                 Limited and Niagara Corporation.
  +++++10.12     Form of Niagara LaSalle (UK) Limited Lease.
  +++++10.13     Form of Niagara LaSalle (UK) Limited Side Deed.
  +++++10.14     Form of Niagara LaSalle (UK) Limited Option Agreement.
  +++++10.15     Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.


----------------------

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


Date: November 14, 2001         NIAGARA CORPORATION
                                -------------------
                                   (Registrant)


                                  /s/ Michael Scharf
                                -----------------------------------------------
                                Michael Scharf, President


Date: November 14, 2001           /s/ Raymond Rozanski
                                -----------------------------------------------
                                Raymond Rozanski, Vice President and Treasurer