Form 10-K
NIAGARA CORP
filed 2002-03-27
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001
                                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,158,423 (assumes the registrant's officers, directors and all stockholders holding 5% or more of outstanding shares are affiliates).

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of March 22, 2002.

         Documents Incorporated by Reference: The Items comprising Part III hereof. (Items 10, 11, 12 and 13) are incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders or will be filed by amendment to this Form 10-K.




                                  PART I.

ITEM 1.  BUSINESS.

Corporate History

         Niagara Corporation ("Niagara") was organized on April 27, 1993 as a Delaware corporation under the name International Metals Acquisition Corporation. When formed, its objective was to acquire an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry. Between 1995 and 1999, Niagara completed acquisitions of three cold finished steel bar producers in the United States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars. These acquisitions were financed with proceeds from Niagara's initial public offering and bank and subordinated debt financings. See Note 2 to the Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Since they were acquired by Niagara, these businesses have invested approximately $30 million in capital expenditures to modernize, improve and expand their facilities, machinery and equipment.

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under this first plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under this second plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell the Tipton property for (pound)3,600,000 (approximately $5,094,000), subject to adjustment. This sale is subject to certain conditions.
See "PROPERTIES --Niagara UK."

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

         Niagara US employs a number of advanced processing techniques in the manufacture of value-added steel bars including thermal treatment and chrome plating. In addition to cold drawn bars, Niagara US's products include (i) custom-cut bars shipped on a "just-in-time" basis which are used in automotive rack and steering systems, (ii) stress-relieved bars which are used in high strength shafting, gears and drive mechanisms, (iii) quench and tempered bars which are used in high strength bolting and high impact rod cylinders and (iv) chrome-plated bars which are used in hydraulic and pneumatic cylinders.

         During 2000, Niagara US added a quench and tempering line to its Hammond facility and a continuous shape straightening and weighing line to its Buffalo plant. This new equipment has increased capacity and improved the quality and efficiency of Niagara US's operations.

Niagara UK

         With the acquisition of the eight U.K. steel bar businesses in May 1999, Niagara UK became the largest independent steel bar producer in the United Kingdom with hot rolling, cold finishing and distribution operations. These operations represented, respectively, 39%, 34% and 27% of Niagara UK's total revenues from unaffiliated customers for 2001; 48%, 28% and 24% for 2000; and 51%, 27% and 22%, for the period May 22 through December 31, 1999.

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

Customers

         Niagara US sells its products primarily to steel service centers, which accounted for approximately 75% of its sales during 2001, with the balance of its sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. Niagara US concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, Niagara US attempts to minimize the risk of holding obsolete inventory.

         Niagara US has approximately 615 active customers in North America with sales outside the United States representing less than 5% of its total sales for each of 1999, 2000 and 2001. For 2001, Niagara US's 10 largest customers (by tons shipped) represented approximately 63% of its total sales, and its 3 largest customers, Alro Steel Corporation, Earle M. Jorgensen Co. and Joseph T. Ryerson and Sons, Inc., represented approximately 50% of its total sales. The loss of any of these three largest customers would have a material adverse effect on Niagara US's sales.

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

         Niagara UK has approximately 7,200 active accounts. For 2001, its largest account represented less than 3% of its total sales and its 10 largest customers represented approximately 19% of its total sales. Approximately 65% of its sales to unaffiliated customers during 2001 were within the U.K., with 19% to continental Europe and 16% to the rest of the world. These amounts were, respectively, 64%, 19% and 17% for the year ended December 31, 2000, and 67%, 16% and 17% for the period May 22 through December 31, 1999. Niagara UK's sales to any one foreign country, excluding the United States, represented less than 5% of its total sales for these periods.

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

         In response to an International Trade Commission finding on the negative effects of imports on the domestic steel industry and its workers, on March 5, 2002, President Bush announced tariffs, quotas and other measures concerning a broad range of steel products imported into the United States. These measures became effective on March 20, 2002 and include tariffs on imported hot rolled and cold finished steel bar of 30% in the first year, 24% in the second year and 18% in the third year. Excluded from the tariffs are imports from many developing countries, as well as Mexico and Canada. Reportedly, new requests for product exclusions will be considered, although the rules governing these requests have not been released. Challenges to these tariffs and other measures have been brought before the World Trade Organization. In addition, certain individual countries are reported to be considering responsive measures. Management has not yet determined what impact these tariffs and other measures will have on the Company's U.S. and U.K. operations.

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

Employees

         As of December 31, 2001, the Company had 1,125 employees, 510 were located in the U.S. and 615 were located in the U.K. All of LaSalle's 190 hourly production employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on July 18, 2005. All of LaSalle's 21 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which expires on February 19, 2003.

         Of the 615 Niagara UK employees as of December 31, 2001, 263 were covered by collective bargaining agreements with the Iron and Steel Trades Confederation (192 employees), the Transport and General Workers Union (38 employees) and the General and Municipal Boilermakers Union (33 employees). These agreements extend indefinitely and contain compensation provisions which are reviewed annually. These reviews take place at different times throughout the year based on the facility and the status of the employee. All other contract terms remain the same from year to year.

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

Niagara UK

         In connection with the acquisition of the U.K. steel bar businesses, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed calling for the lease or sublease by Niagara UK of 10 production facilities in the West Midlands region of England and the assignment of 5 sales office leases located throughout the United Kingdom. Pursuant to these agreements, the initial term of the lease is 10 years for 9 of the production facilities and 5 years for the remaining production facility (32,000 square-foot facility in Tipton) at aggregate rents of (pound)50,000 (approximately $75,000) for the first two years; (pound)850,000 (approximately $1.2 million) for years 3-6; and (pound)1,000,000 (approximately $1.4 million) for years 7-10. The sales office leases have various terms ranging to five years. Each production facility lease can be terminated by Niagara UK on one year's notice and Niagara UK has the option to purchase any or all of the 7 primary production facilities (identified by an asterisk "*" below) at prices fixed for 10 years (which prices total (pound)9,468,000 (approximately $13.7 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

         Niagara UK's production facilities currently consist of: 124,500 square feet in Dudley (Gadd Dudley Port)*, 204,500 square feet in Moxley (Ductile Wesson)*, 103,000 square feet in Willenhall (GB Longmore), 32,000 (Midland Engineering Steels) square feet in Tipton, 115,600 square feet in Darlaston (GB Longmore)*, 88,700 square feet in Rugby (Macreadys)*, 15,500 square feet in Newport (Macreadys)* and 28,800 square feet in Bolton (Macreadys)*. The sales offices (Macreadys) range from 400 to 3,200 square feet and are located in Waltham Cross, Medway, Southhampton, Leeds and Glasgow.

         In connection with restructuring plans for its hot rolling operations, Niagara UK terminated the lease of its Ductile Wesson facility in Willenhall on February 18, 2001 and discontinued production at its Dudley Port facility in Tipton on November 23, 2002. On March 15, 2002, Niagara UK entered into an agreement to sell this Tipton property for (pound)3,600,000 (approximately $5,094,000), subject to adjustment. This transaction is subject to the buyer receiving approval from the local planning authority of its plans to build residential property at the site. Niagara UK's option to purchase this property is exercisable on 3 months' notice and upon payment of (pound)1,495,000 (approximately $2,115,000).

         Management considers its manufacturing facilities, which operated at approximately 65% of capacity in 2001, suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In three of these cases, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability, one of which is subject to further governmental approval. In connection with the fourth site, the United States Environmental Protection Agency (the "EPA") has notified LaSalle that it does not intend to seek cost recovery from it at this time. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the EPA and performed a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has made for these sites through December 31, 2001. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.





                                 PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Niagara's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 2000 and 2001.

                                                             High        Low
                                                             ----        ---
2000
    January 1 through March 31.........................      5.188       3.875
    April 1 through June 30............................      5.063       3.500
    July 1 through September 30........................      4.438       3.625
    October 1 through December 31......................      3.750       1.250

2001
    January 1 through March 31.........................      2.750       1.750
    April 1 through June 30............................      2.250       1.560
    July 1 through September 30........................      2.250       1.400
    October 1 through December 31......................      1.940       1.250

         As of March 22, 2002, there were 34 registered holders of Niagara Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA.

                                                                      Year ended December 31,
                                               1997 (1)         1998           1999 (2)         2000           2001
                                            ------------    -----------     ------------     ----------     ----------
                                                             (in thousands, except per share data)
Statement of Operations Data:
Net sales (3)  ........................     $ 214,962       $ 217,582       $ 281,117        $336,037        $268,637
Cost of products sold (3) .............       190,532         187,375         245,170         293,857         239,085
Gross profit(3)........................        24,430          30,207          35,947          42,180          29,552
Selling, general and administrative
   expenses(3).........................        12,450          15,645          24,441          27,996          24,814
Restructuring costs(4) ................            --              --              --              --           5,278
Interest income........................           160             172              36               7              --
Other income...........................           187             195             143             152             186
Interest expense.......................         5,874           4,154           5,631           7,417           5,373
Provision (benefit) for income taxes...         2,479           4,265           2,299           2,590          (1,100)
Extraordinary loss on early
   extinguishment of debt..............         2,062              --              --              --              --
Net income (loss) .....................
                                                1,912           6,510           3,757           4,337          (4,627)
Net income (loss) per share (basic)
   (before extraordinary loss)........         $  .94          $  .66          $  .40          $  .50          $ (.56)
Net income (loss) per share (diluted)
   (before extraordinary loss)........         $  .78          $  .64          $  .40          $  .50          $ (.56)
Net income (loss) per share (basic)....
                                               $  .45          $  .66          $  .40          $  .50          $ (.56)
Net income (loss) per share (diluted)..
                                               $  .38          $  .64          $  .40          $  .50          $ (.56)
Weighted average common shares
   outstanding (basic)................          4,247           9,880           9,350           8,659            8,329
Weighted average common shares
   outstanding (diluted)..............          5,095          10,250           9,357           8,659            8,329


                                                                         At December 31,
                                                1997            1998            1999            2000              2001
                                            ------------    -----------     ------------     ----------     ----------
<                                                                        (in thousands)
Balance Sheet Data:
Cash and cash equivalents..............      $ 13,207          $  441         $ 2,234         $ 2,351           $ 1,692
Trade accounts receivable, net.........        21,660          13,360          53,126          46,138            37,845
Inventories............................        35,190          30,132          59,442          60,901            44,114
Property, plant and equipment, net.....        89,163          89,749         102,984          98,076            89,658
Goodwill, net..........................         2,177           2,100           2,022           1,984             1,904
TOTAL ASSETS...........................       166,520         139,429         227,934         215,418           181,879
Trade accounts payable.................        20,985          14,107          50,191          44,468            32,605
Accrued expenses.......................         8,679           6,555           9,506          10,496            10,671
Current maturities of long-term debt...         3,498           4,797           6,411           7,653             9,709
Long-term debt, less current maturities        59,184          41,572          87,388          77,877            62,294
Accrued pension and other
   postretirement benefits.............        14,537          10,303           8,023           7,718             7,289
Deferred income taxes..................         5,726           7,357           9,849          11,266            10,020
TOTAL LIABILITIES......................       114,524          84,898         171,473         159,539           132,626
STOCKHOLDERS' EQUITY ..................      $ 51,996         $54,531         $56,461         $55,879          $ 49,253

(1)  Includes the results of LaSalle from April 1, 1997.

(2)  Includes the results of Niagara UK from May 22, 1999.

(3) Net sales and cost of products sold have been restated for years 1997 through 1999 with respect to freight costs in accordance with EITF No. 00-10. Certain additional reclassifications, primarily in respect of depreciation, have been made in 2000 in order to conform to current year presentation. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(4) Represents costs associated with a restructuring of Niagara UK operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         During 2001, the Company continued to experience the decline in sales and net income that began during the third quarter of 2000. In the U.S., demand for the Company's products by service centers, the Company's major U.S. customer base, continued to decline in the face of weak conditions in the manufacturing sector of the economy. In addition, competitive pressures in the U.S. during 2001 resulted in a further decline in prices.

         In the U.K., the Company's operations performed poorly due primarily to weak conditions in the manufacturing sector of the U.K. and other European countries. In addition, the high value of the pound sterling relative to Western European currencies continued to impact negatively on Niagara UK's export business.

         Faced with these conditions, management reviewed all operations for cost cutting opportunities and effected reductions in raw material, production and transportation costs and reduced capital expenditures. Long-term debt was reduced by $12,707,710 during 2001, as the Company focused on tighter working capital management. The Company also evaluated its staffing needs and cut back on some shifts in both its U.S. and U.K operations.

         On September 4, 2001, the Company announced a restructuring plan for its hot rolled bar operations in the United Kingdom. Under this plan, Niagara UK closed its Dudley Port facility in Tipton and transferred most of its production to its two other hot rolling facilities. In connection with this restructuring, the Company recorded, in the fourth quarter of 2001, a charge of $5,278,074 (approximately (pound)3,662,000), resulting in a net loss for the quarter of $4,439,079. As described in Note 3 to the Financial Statements, this charge consisted of equipment write-offs and redundancy and reorganization costs including severance costs. On March 15, 2002, Niagara UK entered into an agreement to sell this Tipton property for (pound)3,600,000 (approximately $5,094,000), subject to adjustment. This sale is subject to certain conditions. See "PROPERTIES--Niagara UK."

         The following year-to-year comparisons reflect a reclassification of freight costs in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue. This reclassification, to conform to 2000 and 2001 presentation, resulted in the recording of such amounts in both net sales and cost of products sold for 1997 through 1999, and accordingly, resulted in no change to gross profit for such years. Previously, net sales for such years had been stated after reduction for freight costs. For the years ended December 31, 1997, 1998 and 1999, the amounts involved were $10,000,000, $10,035,000 and $16,895,000, respectively.

          Certain additional reclassifications, primarily in respect of depreciation, have also been made in the 2000 Statement of Operations in order to conform to current year presentation. The net effect of these reclassifications was to decrease cost of products sold, and thereby increase gross profit, and to increase selling, general and administrative expenses, each by $251,569 for the year ended December 31, 2000.

         The results of operations for the year ended December 31, 1999 include the results of Niagara UK from May 22, 1999.

Year ended December 31, 2001 compared with December 31, 2000

         Net sales for the year ended December 31, 2001 were $268,636,530, representing a decrease of $67,400,180, or 20.1%, over the same period in 2000. Approximately 64.7% of this decrease was attributable to the Company's U.S. operations with the remainder, 35.3%, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (18.5% and 20.1%, respectively) and, to a lesser extent, a decrease in prices.

          Cost of products sold for the year ended December 31, 2001 decreased by $54,771,824 to $239,084,891, representing a decrease of 18.6% over the same period in 2000. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K.
operations.

         Gross margins for the year ended December 31, 2001 decreased by 1.6% compared to the same period in 2000 due primarily to the Company's decreased net sales and the decline in prices in the U.S. These were partially offset by a more favorable product mix in the U.K.

         Selling, general and administrative expenses for the year ended December 31, 2001 decreased by $3,181,362 to $24,814,277, or 9.2% of sales, compared to 8.3% of sales for the same period in 2000. The reduction in dollar amount was primarily attributable to the Company's cost-cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales.

         As discussed above, the Company incurred a restructuring charge of $5,278,074 (approximately (pound)3,662,000) for the year ended December 31, 2001 in connection with a restructuring of its hot rolled bar operations in the U.K. This charge consisted of equipment write-offs of $3,554,270 (approximately (pound)2,466,000) and redundancy and reorganization costs of $1,723,804 (approximately (pound)1,196,000). Such costs include approximately $1,185,000 (approximately (pound)823,000) of severance costs in respect of approximately 100 employees. At December 31, 2001, approximately $300,000 (approximately (pound)207,000) of these costs were included in accrued expenses.

         Interest expense for the year ended December 31, 2001 decreased by $2,044,274 to $5,372,356 due primarily to decreased levels of borrowing and lower interest rates.

         For the year ended December 31, 2001, the tax benefit on the Company's loss before income taxes ($5,726,519) was $1,100,000. As described in Note 11 to the Financial Statements, this tax benefit (19.2% of the loss before income taxes) differs from the statutory rate (34%) primarily due to a valuation allowance of $631,000 relating to basis differences on the Company's property, plant and equipment in the U.K. For the year ended December 31, 2000, the Company's tax expense was $2,590,000. The effective rate for such year (37.4% on $6,927,218 of income before taxes) differs from the statutory rate (34%) primarily due to state income taxes.

         Net loss for the year ended December 31, 2001 was $4,626,519, a decrease of $8,963,737, as compared to net income of $4,337,218 for the year ended December 31, 2000. Approximately 40.7% of this decrease was attributable to the Company's U.S. operations and the balance, 59.3%, was attributable to the Company's U.K. operations. Net loss for the year ended December 31, 2001 includes a restructuring charge of approximately $4.3 million on an after-tax basis in respect of the Company's operations in the U.K.

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

         Cost of products sold for the year ended December 31, 2000 increased by $48,687,214 to $293,856,715, representing an increase of 19.9% over the same period in 1999. This increase was primarily attributable to the increased sales volume from the Company's operations.

         Gross margins for the year ended December 31, 2000 decreased by 0.2% over the same period in 1999 due primarily to a less favorable product mix.

         Selling, general and administrative expenses for the year ended December 31, 2000 increased by $3,554,850 to $27,995,640, or 8.3% of sales, compared to 8.7% of sales for the same period in 1999. The increase in dollar amount was due to the inclusion of Niagara UK's expenses for the entire year in 2000 which was offset in part by reduced selling, general and administrative expenses due to cost reductions at the Company's U.S. operations.

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

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. At December 31, 2001, the Company had combined debt obligations and operating lease commitments of approximately $12,892,000 payable in 2002, $53,788,000 payable in 2003, $9,177,000 payable in 2004, $6,706,000 payable in 2005,
$4,181,000 payable in 2006, and $8,480,000 payable thereafter.

          Capital expenditures for the year ending December 31, 2001 were $3,110,207 compared to $4,897,032 for the same period in 2000. This decrease was attributable to a decrease by both U.S. and U.K. operations in the purchase of new machinery and equipment in response to weak operating conditions. The Company anticipates spending approximately $2,000,000 for capital expenditures during 2002.

         Cash flows provided by operating activities were $15,503,433 for the year ended December 31, 2001, an increase of $1,964,060 as compared to cash flows provided by operating activities of $13,539,373 for the same period in 2000. This increase was largely attributable to a decrease in inventories in 2001 as compared to 2000 (a decrease of $16,026,062 in 2001 as compared to an increase of $3,450,179 in 2000). These were partially offset by the amount of the decrease in accounts payable, accrued expenses and other non-current liabilities in 2001 as compared to 2000 (a decrease of $10,918,287 in 2001 as compared to a decrease of $2,524,477 in 2000), and a decrease in net income (net loss of $4,626,519 in 2001 as compared to net income of $4,337,218 in 2000). Cash and cash equivalents at December 31, 2001 were $1,692,070, a decrease of $658,445 as compared to December 31, 2000. Such funds are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") and Niagara LaSalle terminated its previously existing credit agreements. The other parties to the Credit Agreement are Manufacturers and Traders Trust Company ("M&T"), CIBC Inc., Citizens Business Credit Company, The Prudential Insurance Company of America and PNC Bank. The Credit Agreement provides for a $50,000,000 revolving credit facility and a $40,000,000 term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

         Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on July 31, 2003. Interest on such loans is payable in monthly installments and is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%.

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with these requirements as of December 31, 2001.

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

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of December 31, 2001, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684, of which 125,300 shares were repurchased at a cost of $219,275 during the year ended December 31, 2001.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster") providing for a (pound)10 million (approximately $14.5 million) term loan and a (pound)9.8 million (approximately $14.2 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on April 30, 2006. The principal repayment installments on the term loan escalate throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory and will mature on May 21, 2002. Interest of the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% and is payable at the conclusion of such interest periods.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for up to (pound)20 million (approximately $29.0 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. Advances under the Discount Agreement accrue interest at the National Westminster base rate plus 2.25% and mature on August 23, 2003. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.1 million) and were further reduced to (pound)2.5 million (approximately $3.6 million) as of December 31, 1999.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with these requirements as of December 31, 2001.

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

          During 2001, long-term debt was reduced by $12,707,710. At December 31, 2001, the Company had borrowed or been advanced $39,470,451 under its revolving credit facilities and the Discount Agreement and had approximately $12,000,000 in available credit thereunder, and the outstanding balance of its term loans was $31,822,057. Working capital of the Company at December 31, 2001 was $36,213,848.

Critical Accounting Policies

         On December 12, 2001, the Securities and Exchange Commission (the "SEC") issued Financial Reporting Release No. 60 which requires a discussion of the critical accounting policies used by companies in the preparation of their financial statements. Note 1 to the Financial Statements includes a summary of the significant accounting policies used by the Company in the preparation of its financial statements. The Company believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to inventory reserves, taxes, doubtful accounts, intangible assets, insurance, litigation, environmental compliance and other contingencies. Management bases its estimates on historical data, when available, professional advice, experience and various assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

         Revenue from the sale of products is recorded at the time the goods are shipped. Revenue from freight charged to customers is recognized when products are shipped. Provisions for discounts, customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

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

Effects of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that entities use the purchase method of accounting, and prohibits the use of the pooling-of-interests method of accounting, for all business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. The Company's previous business combinations were accounted for using the purchase method. The adoption of this statement has not had an effect on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company is in the process of completing this test and, accordingly, has not yet determined what effect the adoption of this statement will have on its financial statements. As of December 31, 2001, the net carrying amount of goodwill was $1,904,499. Goodwill amortization for the year ended December 31, 2001 was $79,080.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting for the impairment or disposal of long-lived assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is required to be applied for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability and the credit risk of its customers. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Interest on revolving credit loans made pursuant to such agreement accrues at either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the BBA LIBOR rate (for a period specified by Niagara UK from time to time) plus 0.15%. Interest on advances under the Discount Agreement accrues at National Westminster's base rate plus 2.25%. Management has attempted to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement. Management has also attempted to reduce such risks by entering into an interest rate cap agreement which protects Niagara LaSalle with respect to $45 million of indebtedness in the event the applicable three-month LIBOR rate exceeds 8.28% (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources").

         The Company sells its products primarily to customers in North America and Europe. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. At December 31, 2001, Niagara UK had approximately (pound)5,402,000 (approximately $7,840,000) of such contracts all of which were due to mature during 2002. Revenues from sales by Niagara US are collected exclusively in U.S. dollars.

         The Company is subject to the economic conditions affecting its customers. To reduce its customer credit risk, Niagara UK has insured substantially all of its accounts receivable. Generally, these insurance policies provide for payments to Niagara UK of 80% (90% through December 31, 2001) of the unpaid invoiced amounts. In the U.S., management continuously reviews information concerning the financial condition of its customers and believes that its allowance for doubtful accounts is sufficient to cover such risks.


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

o Competition - There is excess world capacity for many of the products produced by the Company. In addition, the Company's largest competitors are vertically integrated with steelmaking, hot rolling and cold drawing capabilities. This integration can result in lower raw material costs to these competitors. See "BUSINESS -- Competition."

o Foreign Imports - The presence of low-priced imports of competing products and low-priced manufactured products which utilize the Company's products can affect the market for the Company's products, particularly in Niagara US and Niagara UK's respective home markets. Recently enacted tariffs and other measures in the United States and the market and governmental responses thereto may also affect both the Company's U.S. and U.K. operations. See "BUSINESS--Competition."

o Foreign Sales - Approximately 35% of Niagara UK's sales during 2001 were to customers outside of the United Kingdom. Revenues in respect of such sales are generally collected in the local currency of the customer. While Niagara UK purchases foreign exchange contracts to reduce its exposure to fluctuations in exchange rates, its export sales have been and will remain subject to the value of the British pound in relation to the value of the local currencies. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations" and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Recently enacted tariffs and other measures in the United States and the market and governmental responses thereto may also affect both the Company's U.S. and U.K.
         operations.  See "BUSINESS--Competition."

o Customer Concentration - Niagara US's 3 largest customers represented approximately 50% of its total sales for 2001. The loss of any of these customers would have a material adverse effect on Niagara US's sales. See "BUSINESS -- Customers."

o Management Employment Contracts - Certain members of management do not have employment contracts with the Company. There is no assurance that the Company will be able to retain these individuals.

o Expiration or Review of Union Contracts - LaSalle's hourly production employees at its Hammond and Griffith, Indiana facilities are covered by collective bargaining agreements which expire on July 18, 2005 and February 19, 2003, respectively. There is no assurance that LaSalle will be able to negotiate new agreements on favorable economic terms. In addition, a large number of Niagara UK's employees are covered by collective bargaining agreements containing compensation provisions which are reviewed annually. There is no assurance that Niagara UK will be able to agree with the covered employees at the time of such review. Accordingly, the Company may experience work stoppages or other labor difficulties. See "BUSINESS -- Employees."

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Certified Public Accountants.....................     19
Balance Sheets.........................................................     20
Statements of Operations...............................................     21
Statements of Stockholders' Equity.....................................     22
Statements of Cash Flows...............................................     23
Notes to Financial Statements..........................................  24-57





Report of Independent Certified Public Accountants



Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and its subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

New York, New York

February 22, 2002
(except as to Note 3 which is as of March 15, 2002)


                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES


                                                                                                    Balance Sheets

 =====================================================================================================================
 December 31,                                                                       2000                   2001
 ---------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash and cash equivalents                                                   $   2,350,515           $  1,692,070
    Trade accounts receivable, net of allowance for doubtful accounts
       of $1,459,000 and $1,276,000 (Notes 6 and 12)                               46,138,149             37,844,609
    Inventories (Notes 4 and 6)                                                    60,901,482             44,113,663
    Deferred income taxes (Note 11)                                                 1,736,000              1,678,000
    Other current assets (Note 7)                                                   2,829,295              3,870,749
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                     113,955,441             89,199,091
 Property, plant and equipment, net (Notes 5 and 6)                                98,075,506             89,658,179
 Goodwill, net of accumulated amortization of $377,867 and $456,947                 1,983,579              1,904,499
 Deferred financing costs, net of accumulated amortization of $405,876
    and $516,564                                                                      369,124                258,436
 Intangible pension asset (Note 7)                                                    422,000                370,000
 Other assets, net of accumulated amortization of $744,680 and $883,293               612,338                488,725
---------------------------------------------------------------------------------------------------------------------
                                                                                $ 215,417,988          $ 181,878,930
=====================================================================================================================
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                            $  44,468,035          $  32,604,979
    Accrued expenses (Notes 2 and 3)                                               10,495,664             10,671,116
    Current maturities of long-term debt (Note 6)                                   7,652,774              9,709,148
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 62,616,473             52,985,243
 Other:
    Long-term debt, less current maturities (Note 6)                               77,876,706             62,293,980
    Accrued pension cost (Note 7)                                                   2,400,000              1,987,000
    Accrued other postretirement benefits (Note 7)                                  5,317,536              5,302,483
    Deferred income taxes (Note 11)                                                11,266,000             10,020,000
    Other noncurrent liabilities                                                       62,550                 37,710
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                        159,539,265            132,626,416
---------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 9, 10 and 14)
 Stockholders' equity (Notes 7, 8 and 10):
    Preferred stock, $.001 par value - 500,000 shares authorized;
       none outstanding                                                                     -                      -
    Common stock, $.001 par value - 15,000,000 shares authorized;
       9,997,455 issued                                                                 9,998                  9,998
    Additional paid-in capital                                                     50,111,675             50,111,675
    Retained earnings                                                              16,478,678             11,852,159
    Accumulated other comprehensive loss                                           (2,691,219)            (4,471,634)
 ---------------------------------------------------------------------------------------------------------------------
                                                                                   63,909,132             57,502,198
    Treasury stock, at cost, 1,633,638 and 1,758,938 shares                        (8,030,409)            (8,249,684)
 ---------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                55,878,723             49,252,514
 ---------------------------------------------------------------------------------------------------------------------
                                                                               $  215,417,988          $ 181,878,930
 =====================================================================================================================

                                                                     See accompanying notes to financial statements.



                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES


                                                                                          Statements of Operations

 =====================================================================================================================
 Year ended December 31,                                             1999(a)              2000                2001
 ---------------------------------------------------------------------------------------------------------------------
 Net sales (Note 12)                                             $281,116,888       $336,036,710        $268,636,530
 Cost of products sold (Notes 7 and 13)                           245,169,501        293,856,715         239,084,891
 ---------------------------------------------------------------------------------------------------------------------
         Gross profit                                              35,947,387         42,179,995          29,551,639
 Operating expenses and restructuring costs:
    Selling, general and administrative
     (Note 7)                                                      24,440,790         27,995,640          24,814,278
    Restructuring costs (Note 3)                                            -                  -           5,278,074
 ---------------------------------------------------------------------------------------------------------------------
         Operating income (loss)                                   11,506,597         14,184,355            (540,713)
 Interest income                                                       36,172              7,050                   -
 Interest expense                                                  (5,630,549)        (7,416,630)         (5,372,356)
 Other income                                                         143,405            152,443             186,550
 ---------------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes                          6,055,625          6,927,218          (5,726,519)
 Provision (benefit) for income taxes (Note 11)                     2,299,000          2,590,000          (1,100,000)
 ---------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                             $    3,756,625     $    4,337,218       $  (4,626,519)
 =====================================================================================================================
 Net income (loss) per share:
     Basic                                                     $          .40     $          .50       $        (.56)
 ---------------------------------------------------------------------------------------------------------------------
    Diluted                                                    $          .40     $          .50       $        (.56)
 =====================================================================================================================
 Weighted average common shares outstanding (Note 15):
       Basic                                                        9,350,189          8,659,013           8,329,145
       Diluted                                                      9,357,114          8,659,013           8,329,145
 =====================================================================================================================
 ___________
 (a)    Includes the results of Niagara LaSalle (UK) Limited from May 22, 1999.
 =====================================================================================================================

                                                                        See accompanying notes to financial statements.



                                                                                                              NIAGARA CORPORATION
                                                                                                                 AND SUBSIDIARIES

                                                                                               Statements of Stockholders' Equity




 Years ended December 31, 1999, 2000 and 2001
 ==================================================================================================================================
                                       Common stock
                                   -------------------
                                                                                       Accumulated
                                                          Additional                   other            Treasury          Total
                                   Number of              paid-in        Retained      comprehensive     stock,        stockholders'
                                     shares     Amount    capital        earnings      loss             at cost           equity
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1999          9,997,455   $ 9,998   $50,111,675     $8,384,835    $(1,076,000)     $(2,899,965)    $54,530,543
 ----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income for the year                -         -             -      3,756,625              -                -       3,756,625
    Foreign currency
       translation adjustment              -         -             -              -         12,356                -          12,356
    Minimum pension liability
      adjustment ($1,456,000,
      net of tax expense of
      $568,000 - Note 7)                   -         -             -              -        888,000                -         888,000
 ----------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                          4,656,981
 ----------------------------------------------------------------------------------------------------------------------------------
 Purchase of treasury stock,               -         -             -              -              -       (2,726,246)     (2,726,246)
    at cost (a)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999        9,997,455     9,998    50,111,675     12,141,460       (175,644)      (5,626,211)     56,461,278
 ----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income for the year               -         -             -       4,337,218             -                -        4,337,218
    Foreign currency translation
       adjustment                         -         -             -              -      (1,021,575)              -       (1,021,575)
    Minimum pension liability
       adjustment($2,449,000,
       net of tax benefit of
       $955,000 - Note 7)                 -         -             -              -      (1,494,000)               -      (1,494,000)
 ----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                         1,821,643
 ----------------------------------------------------------------------------------------------------------------------------------
 Purchase of treasury stock,
       at cost (a)                        -         -             -              -               -       (2,404,198)     (2,404,198)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000        9,997,455    $9,998   $50,111,675    $16,478,678    $(2,691,219)      (8,030,409)    $55,878,723
 Comprehensive loss:
    Net loss for the year                  -         -             -     (4,626,519)             -                -      (4,626,519)
    Foreign currency translation
       adjustment                          -         -             -              -       (476,415)               -        (476,415)
    Minimum pension liability
       adjustment ($2,137,000,
       net of tax benefit of
       $833,000 - Note 7)                  -         -             -              -     (1,304,000)               -      (1,304,000)
 ----------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive loss                                                                                            (6,406,934)
 ----------------------------------------------------------------------------------------------------------------------------------
 Purchase of treasury stock,
    at cost (a)                            -         -             -              -              -         (219,275)       (219,275)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2001        9,997,455    $9,998   $50,111,675    $11,852,159    $(4,471,634)     $(8,249,684)    $49,252,514
 ==================================================================================================================================

 (a)   During the years ended December 31, 1999, 2000 and 2001, Niagara Corporation repurchased 548,629 shares, 599,129 shares, and 125,300 shares of its Common Stock, respectively, at a cost of $2,726,246, $2,404,198 and $219,275, respectively.
===================================================================================================================================
                                                                                 See accompanying notes to financial statements.




                                                                                               NIAGARA CORPORATION
                                                                                                  AND SUBSIDIARIES


                                                                                          Statements of Cash Flows
                                                                                                        (Note 17)

==========================================================================================================================
 Year ended December 31,                                          1999(a)              2000                2001
--------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                       $    3,756,625     $    4,337,218    $     (4,626,519)
--------------------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income (loss)
    to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                              8,144,210          9,120,844           7,684,862
      Provision for doubtful accounts                              135,778            534,000            (165,084)
      Deferred income taxes                                      1,461,000          1,593,000            (355,000)
      Pension costs                                               (740,350)        (3,021,987)         (2,498,000)
      Other postretirement benefits                               (307,053)           (14,050)            (15,053)
      Loss on disposal and write-off of equipment                  569,008             38,875           3,554,270
      Changes in assets and liabilities, net of effects
         of purchase of U.K. steel bar businesses in
         1999:
            (Increase) decrease in accounts receivable         (39,356,798)         3,846,937           7,555,242
            (Increase) decrease in accounts receivable
              - other                                           (2,255,687)         2,255,687                   -
            (Increase) decrease in inventories                  (7,563,220)        (3,450,179)         16,026,062
            (Increase) decrease in other current assets         (1,391,323)           792,733            (724,060)
            (Increase) decrease in other assets                   (423,416)            30,772             (15,000)
            Increase (decrease) in accounts payable,
              accrued expenses and other noncurrent
              liabilities                                       32,718,279         (2,524,477)        (10,918,287)
 -------------------------------------------------------------------------------------------------------------------------
                    Total adjustments                           (9,009,572)         9,202,155          20,129,952
--------------------------------------------------------------------------------------------------------------------------
                    Net cash (used in)  provided by
                       operating activities                     (5,252,947)        13,539,373          15,503,433
--------------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Acquisition of U.K. steel bar businesses                   (32,514,281)                 -                   -
    Proceeds from disposal of equipment                             25,864             15,550                   -
    Acquisition of property and equipment                       (5,180,444)        (4,897,032)         (3,110,207)
--------------------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities      (37,668,861)        (4,881,482)         (3,110,207)
--------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Proceeds from long-term debt                                57,226,432          1,102,495                   -
    Repayment of long-term debt                                 (9,797,207)        (7,028,241)        (12,707,710)
    Payments to acquire treasury stock                          (2,726,246)        (2,404,198)           (219,275)
--------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by (used in)
                       financing activities                     44,702,979         (8,329,944)        (12,926,985)
--------------------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash
    equivalents                                                     12,356           (211,613)           (124,686)
--------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents            1,793,527            116,334            (658,445)
 Cash and cash equivalents, beginning of year                      440,654          2,234,181           2,350,515
--------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                     $    2,234,181    $     2,350,515      $    1,692,070
==========================================================================================================================
 ___________
 (a)   Includes the cash flows of Niagara LaSalle (UK) Limited from May 22, 1999.
==========================================================================================================================

                                                                           See accompanying notes to financial statements.





                                                        NIAGARA CORPORATION
                                                           AND SUBSIDIARIES


                                              Notes to Financial Statements



1.   Summary of Significant       Organization and Business Operations
     Accounting Policies

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

                                  Niagara's subsidiaries, Niagara LaSalle
                                  Corporation ("Niagara LaSalle") and
                                  LaSalle Steel Company ("LaSalle," and
                                  together with Niagara LaSalle, "Niagara
                                  US") operate from five locations in the
                                  United States. Niagara's subsidiary,
                                  Niagara LaSalle (UK) Limited ("Niagara
                                  UK"), operates from eight locations in
                                  the United Kingdom. Niagara LaSalle and
                                  LaSalle are Delaware corporations.
                                  Niagara UK is an English company.

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

                                  Revenue Recognition

                                  Revenue from the sale of products is
                                  recorded at the time the goods are
                                  shipped. The Company has adopted the
                                  classification requirements for freight
                                  costs required by Emerging Issue Task
                                  Force ("EITF") No. 00-10, "Accounting for
                                  Shipping and Handling Fees and Costs."
                                  This pronouncement, issued in September
                                  2000, requires that all such costs billed to customers be classified as revenue. Application of EITF No. 00-10 resulted in the reclassification, to conform to 2000 and 2001 presentation, of such amounts in both net sales and costs of products sold for 1999, and, accordingly, resulted in no change to gross profit. Prior to the year ended December 31, 2000, net sales had been stated after reduction for freight costs. For the year ended December 31, 1999, the amount of this reclassification was $16,895,000.

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

                                  The Company provides for depreciation of property, plant and equipment at rates designed to amortize such assets over their useful lives. Depreciation is computed on the straight-line method using lives of 3 to 15 years on machinery and equipment and furniture and fixtures, and 10 to 40 years on buildings and improvements and leasehold improvements.

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

                                  Goodwill represents the excess of the
                                  cost of purchased businesses over the
                                  fair value of the net assets acquired.
                                  Amortization of goodwill was computed
                                  using the straight-line method over 30
                                  years.

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

                                  Use of Estimates

                                  The preparation of financial statements
                                  in conformity with generally accepted
                                  accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  Additional Reclassifications

                                  Certain additional reclassifications,
                                  primarily in respect of depreciation,
                                  have been made in the 2000 Statement of
                                  Operations in order to conform to current year presentation. The net effect of these reclassifications was to decrease cost of products sold, and thereby increase gross profit, and to increase selling, general and administrative expenses, each by $251,569 for the year ended December 31, 2000.

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

                                  Comprehensive Income or Loss

                                  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income or loss and its components and accumulated balances. Comprehensive income or loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income or loss be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income or loss is displayed in the Statements of Stockholders' Equity.

                                  At December 31, 2001, the Company had an accumulated other comprehensive loss of $4,471,634. This loss was comprised of accumulated minimum pension liability adjustments of $2,986,000, representing pension plan obligations in excess of pension plan assets, and accumulated foreign currency translation adjustments of $1,485,634 arising from the declining value of the British pound with respect to the U.S. dollar.

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

                                  Derivative Instruments and Hedging
                                  Activities

                                  The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. The adoption of this standard by the Company during 2001 did not have a material effect on the Company's financial statements.

                                  New Accounting Pronouncements

                                  SFAS No. 141, "Business Combinations"

                                  In June 2001, the Financial Accounting
                                  Standards Board (the "FASB") issued SFAS
                                  No. 141, "Business Combinations," which
                                  requires that entities use the purchase
                                  method of accounting, and prohibits the
                                  use of the pooling-of-interests method of accounting, for all business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. The Company's previous business combinations were accounted for using the purchase method. The adoption of this statement has not had an effect on the Company's financial statements.

                                  SFAS No. 142, "Goodwill and Other
                                  Intangible Assets"

                                  In July 2001, the FASB issued SFAS No.
                                  142, "Goodwill and Other Intangible
                                  Assets," which requires, among other
                                  things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company is in the process of completing this test and, accordingly, has not yet determined what effect the adoption of this statement will have on its financial statements.

                                  As of December 31, 2001, the net carrying amount of goodwill was $1,904,499. Goodwill amortization for the year ended December 31, 2001 was $79,080.

                                  SFAS No. 143, "Accounting for Assets
                                  Retirement Obligations"

                                  In August 2001, the FASB issued SFAS No.
                                  143, "Accounting for Assets Retirement
                                  Obligations," which addresses financial
                                  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                  SFAS No. 144, "Accounting for the
                                  Impairment or Disposal of Long-Lived
                                  Assets"

                                  In October 2001, the FASB issued SFAS No.
                                  144, "Accounting for the Impairment or
                                  Disposal of Long-Lived Assets," which
                                  addresses financial accounting for the
                                  impairment or disposal of long-lived
                                  assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is required to be applied for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.   Acquisition of U.K.          On May 21, 1999, Niagara UK purchased the
     Steel Bar Businesses         equipment, inventory and certain other
                                  assets of the eight steel bar businesses of Glynwed Steels Limited ("Glynwed
                                  Steels"), an English company and a
                                  subsidiary of Glynwed International plc
                                  ("Glynwed"). In consideration for the
                                  sale of such assets, Niagara UK paid
                                  Glynwed Steels (pound)21,202,000
                                  (approximately $34.3 million) in cash at the closing, (pound)3,015,500
                                  (approximately $4.9 million) of which was returned to Niagara UK during the third quarter of 1999 as an adjustment to reflect the value of the net assets transferred. These steel bar businesses, which are engaged in hot rolling, cold finishing and distribution, consist of the following unincorporated trading units: Ductile Wesson, Gadd Dudley Port,
                                  GB Longmore, Midland Engineering Steels,
                                  Wesson Bright Products and Macreadys.

                                  The financial statements include the
                                  results of Niagara UK from May 22, 1999.
                                  The acquisition of the U.K. steel bar
                                  businesses was accounted for as a
                                  purchase. The purchase price for these
                                  businesses was approximately
                                  (pound)21,569,500 (approximately $34.8
                                  million), which amount includes
                                  approximately (pound)1,302,000
                                  (approximately $2.1 million) of
                                  acquisition costs and approximately
                                  (pound)2,081,000 (approximately $3.3
                                  million) of estimated costs relating to
                                  the intended closure of certain
                                  facilities and intended consolidation of certain operations. At December 31, 2001, approximately (pound)338,000
                                  (approximately $0.5 million) of such
                                  estimated costs were included in accrued expenses.

                                  In connection with the acquisition of the U.K. steel bar businesses, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed providing for the lease or sublease by Niagara UK of 10 production facilities and the assignment of 5 sales office leases. Pursuant to these agreements, (i) the initial term of the lease is 10 years for 9 of the production facilities and 5 years for the remaining production facility at aggregate rents of (pound)50,000 (approximately $75,000) for the first two years; (pound)850,000 (approximately $1.2 million) for years 3-6; and
                                  (pound)1,000,000 (approximately $1.4
                                  million) for years 7-10, (ii) each
                                  production facility lease can be
                                  terminated by Niagara UK on one year's
                                  notice and (iii) Niagara UK has the
                                  option to purchase any or all of the 7
                                  primary production facilities at prices
                                  fixed for 10 years (which prices total
                                  (pound)9,468,000 (approximately $13.7
                                  million)), or to renew the leases with
                                  respect thereto for an additional term of 15 years at commercial market rates. In connection with a restructuring plan for its hot rolling operations, Niagara UK terminated one of its production facility leases in 2001.

                                  The purchase of the U.K. steel bar
                                  businesses was financed by (i) borrowings under a bank facilities agreement entered into on May 21, 1999 by Niagara UK providing for a (pound)10 million (approximately $14.5 million) seven-year term loan and a (pound)9.8 million (approximately $14.2 million) three-year revolving credit facility, (ii) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK, (iii) a (pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK and (iv) a (pound)2.5 million (approximately $4 million) short-term loan from Niagara to Niagara UK. The equity investment and subordinated and short-term loans were financed by borrowings under a revolving credit and term loan agreement dated April 18, 1997, as amended, with Niagara US.

                                  On August 23, 1999, Niagara UK entered
                                  into an invoice discounting agreement
                                  with Royal Bank of Scotland Invoice
                                  Discounting Limited (formerly known as
                                  Lombard Natwest Discounting Limited)
                                  providing for up to (pound)20 million
                                  (approximately $29.0 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by such institution. In connection with the execution of this agreement, the revolving credit facility under Niagara UK's bank facilities agreement was reduced to (pound)4.9 million
                                  (approximately $7.1 million). This
                                  facility was further reduced to
                                  (pound)2.5 million (approximately $3.6
                                  million) as of December 31, 1999.

                                  Pro forma results of operations, assuming the acquisition of the U.K. steel bar businesses had occurred on January 1, 1999, are unaudited and detailed below. Pro forma adjustments primarily include reductions in depreciation and amortization based on changes in the useful lives of the assets acquired, additional interest expense relating to the debt incurred in connection with the acquisition, and changes in rent expense based on property leases entered into in connection with the acquisition.

                                  Year ended December 31, 1999
                                  ---------------------------------------------
                                  Net sales (a)                    $341,406,068
                                  Net loss                           (2,122,086)
                                  Net loss per share (basic)               (.23)
                                  Net loss per share (diluted)             (.23)
                                  =============================================
                                  ____________
                                  (a) In accordance with EITF No. 00-10, net
                                      sales have been restated to include
                                      all freight costs billed to customers.
                                      See Note 1.

3.   Restructuring Costs          In the third quarter of 2001, the Company
                                  announced a restructuring plan involving the closure of Niagara UK's hot rolling facility in Tipton. In connection therewith, the Company recorded, in the fourth quarter of 2001, a restructuring charge of $5,278,074 (approximately
                                  (pound)3,662,000), consisting of
                                  equipment write-offs of $3,554,270
                                  (approximately(pound)2,466,000) and
                                  redundancy and reorganization costs of
                                  $1,723,804 (approximately (pound)
                                  1,196,000). Such costs include
                                  approximately $1,185,000 (approximately
                                  (pound)823,000) of severance costs in
                                  respect of approximately 100 employees.
                                  At December 31, 2001, approximately
                                  $300,000 (approximately(pound)207,000) of these costs were included in accrued expenses.

                                  On March 15, 2002, Niagara UK entered
                                  into an agreement to sell the Tipton
                                  property for (pound)3,600,000
                                  (approximately $5,094,000), subject to
                                  adjustment. The transaction is subject to the buyer receiving approval from the local planning authority of its plans to build residential property at the site. This property is currently leased to Niagara UK but is subject to Niagara UK's option to purchase exercisable on 3 months' notice and upon payment of (pound)1,495,000 (approximately
                                  $2,115,000).


4.   Inventories                  Inventories consisted of the following at
                                  December 31, 2000 and 2001:

                                  December 31,               2000          2001
                                  ---------------------------------------------
                                  Raw materials       $21,575,657   $10,503,938
                                  Work-in-process       5,173,259     3,783,934
                                  Finished goods       34,152,566    29,825,791
                                  ---------------------------------------------
                                                      $60,901,482   $44,113,663
                                  =============================================

                                  At December 31, 2001, Niagara US
                                  inventories were $27,159,513 determined
                                  using the LIFO method and Niagara UK
                                  inventories were $16,954,150 determined
                                  using the FIFO method.


5.   Property, Plant and          Property, plant and equipment consisted of the
     Equipment                    following at December 31, 2000 and 2001:

                                  December 31,                 2000          2001
                                  --------------------------------------------------------
                                  Land, buildings and
                                     improvements             $ 24,734,297    $26,040,591
                                  Leasehold improvements         1,843,214      1,884,425
                                  Machinery and equipment       99,493,817     97,564,448
                                  Furniture and fixtures         3,954,891      4,401,293
                                  --------------------------------------------------------
                                  Total                        130,026,219    129,890,757
                                  Less accumulated
                                    depreciation and
                                    amortization                31,950,713     40,232,578
                                  --------------------------------------------------------
                                                              $ 98,075,506    $89,658,179
                                  ========================================================


6.  Long-Term Debt                The long-term debt consisted of the
                                  following at December 31, 2000 and 2001:

                                  December 31,                                              2000            2001
                                  ------------------------------------------------------------------------------
                                  Term note  payable - bank,  maturing in monthly
                                    installments   of  principal   plus  interest
                                    through   March   2004.   Scheduled   monthly
                                    installments  of principal  are $583,333 from
                                    May 1, 2001 through  April 1, 2002,  $666,666
                                    from May 1, 2002 through  April 1, 2003,  and
                                    $750,000  thereafter.  Interest is calculated
                                    at either the LIBOR  rate plus  2.85%  (2.10%
                                    from  January 1, 2000  through June 27, 2001;
                                    2.35%  from June 28,  2001  through  December
                                    31,  2001),  or the  bank's  prime  rate plus
                                    1.00%  (0.50%  from  January 1, 2000  through
                                    December 31, 2001)  (effective  rate of 4.75%
                                    at December 31, 2001)                             $26,000,015     $19,333,351

                                  Secured bank revolving line of credit
                                    up to $50,000,000 due July 31, 2003,
                                    limited to a portion of eligible
                                    accounts receivable and inventories.
                                    Interest is payable in monthly
                                    installments at either the LIBOR
                                    rate plus 2.50% (1.75% from January
                                    1, 2000 through June 27, 2001; 2.00%
                                    from June 28, 2001 through December
                                    31, 2001), or the bank's prime rate
                                    plus 0.75% (0.25% from January 1,
                                    2000 through December 31, 2001)(effective
                                    rate of 4.40% at December 31, 2001)                30,200,000      26,600,000

                                   Term note payable - bank (facilities
                                    agreement), maturing in monthly
                                    installments of principal plus interest
                                    through April 2006. From May 2001
                                    through April 2002, the monthly
                                    installments of principal are
                                    (pound)85,000. The monthly principal
                                    payment is adjusted annually each
                                    subsequent May 1 with the final
                                    installment due and payable April 2006.
                                    Interest is calculated at the BBA LIBOR
                                    rate plus 0.15%. The note is secured
                                    by, among other things, a letter of
                                    credit for the balance outstanding with
                                    a fee of 2.75% (effective rate of 6.94%
                                    at December 31, 2001)                              13,738,706      12,488,706

                                   Secured invoice discounting agreement up
                                    to (pound)20,000,000 ($29,030,000) due
                                    August 23, 2003, limited to a portion
                                    of the purchased accounts receivable.
                                    Interest is payable in monthly
                                    installments at the bank's base rate
                                    plus 2.25% (effective rate of 6.25% at
                                    December 31, 2001)                                 14,767,728      12,870,451

                                  Note payable - other, maturing
                                    $64,143 annually on January 31, through
                                    2010, plus interest at 8.5%                           641,428         577,285

                                  Note payable - other, maturing
                                    $33,333 annually on April 17, through
                                    2005, plus interest at 10%                            166,668         133,335

                                  Other notes payable                                      14,935               -
                                  ------------------------------------------------------------------------------
                                                                                       85,529,480      72,003,128
                                  Less:  Current maturities of long-term debt           7,652,774       9,709,148
                                  ------------------------------------------------------------------------------
                                                                                      $77,876,706     $62,293,980
                                  ==============================================================================

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

                                  Approximate maturities of long-term debt are as follows:

                                  Year ended December 31,
                                  -------------------------------------------
                                  2002                           $9,709,000
                                  2003                           50,818,000
                                  2004                            6,349,000
                                  2005                            3,736,000
                                  2006                            1,134,000
                                  Thereafter                        257,000
                                  -------------------------------------------
                                                                $72,003,000
                                  ===========================================


7.   Pension Plans and Other      LaSalle sponsors two contributory defined
     Postretirement Benefits      benefit pension plans which cover certain
                                  employees of LaSalle, as well as various retiree health and welfare programs providing postretirement benefits for eligible employees hired prior to certain specified dates. Niagara LaSalle, together with Niagara, is also a party to a non-contributory defined benefit pension plan with one of the Company's officers. See Note 14.

                                  The following tables provide a
                                  reconciliation of the changes in these
                                  plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the funded status of these plans as of December 31, 2000 and 2001:

                                Pension benefits             Other benefits
                             ------------------------   -----------------------
                                 2000        2001           2000        2001
 ------------------------------------------------------------------------------
 Reconciliation of benefit
   obligation
 Obligation at January 1   $22,447,000  $24,258,000      $6,348,000  $6,555,000
 Obligation -
   non-contributory plan
   at January 1                      -    1,041,000               -           -
 Service cost                  333,000      481,000          48,000      48,000
 Interest cost               1,674,000    1,892,000         463,000     485,000
 Actuarial loss              1,552,000    1,404,000         271,000     176,000
 Benefit payments           (1,748,000)  (1,860,000)       (575,000)   (615,000)
 ------------------------------------------------------------------------------
 Obligation at December 31 $24,258,000  $27,216,000      $6,555,000  $6,649,000
 ==============================================================================


                                Pension benefits             Other benefits
                             ------------------------   -----------------------
                                 2000        2001           2000        2001
-------------------------------------------------------------------------------
Reconciliation of fair
  value of plan assets
Fair value of plan assets
  at January 1              $21,110,000  $22,686,000      $       -    $      -
Actual return on plan
  assets                        429,000      502,000              -           -
Employer contributions        2,895,000    2,750,000         575,000    615,000
Benefit payments             (1,748,000)  (1,860,000)       (575,000)  (615,000)
-------------------------------------------------------------------------------
Fair value of plan assets
  at December 31            $22,686,000  $24,078,000      $       -    $      -
===============================================================================


                                Pension benefits             Other benefits
                             ------------------------   -----------------------
                                 2000        2001           2000        2001
-------------------------------------------------------------------------------
Funded status
Funded status at
  December 31              $(1,572,000)  $(3,138,000)  $(6,555,000) $(6,649,000)
Unrecognized prior
  service cost                 422,000       370,000            -             -
Unrecognized loss            2,543,000     6,699,000     1,237,464    1,346,517
--------------------------------------------------------------------------------
Net amount recognized      $ 1,393,000   $ 3,931,000   $(5,317,536) $(5,302,483)
===============================================================================


The following table provides the amounts recognized in the Company's balance sheets at December 31, 2000 and 2001:


                                Pension benefits             Other benefits
                             ------------------------     ---------------------
                                 2000        2001          2000        2001
-------------------------------------------------------------------------------
Prepaid benefit cost        $    614,000    $ 654,000    $       -    $     -
Accrued benefit liability     (2,400,000)  (1,987,000)  (5,317,536)  (5,302,483)
Intangible asset                 422,000      370,000            -          -
Accumulated other
  comprehensive loss,
  pretax                       2,757,000    4,894,000            -          -
-------------------------------------------------------------------------------
Net amount recognized        $ 1,393,000  $ 3,931,000  $(5,317,536) $(5,302,483)
===============================================================================




LaSalle's hourly pension plan has a benefit obligation in excess of plan assets. The plan's benefit obligation was $16,320,000 and $17,639,000 at December 31, 2000 and 2001, respectively. Plan assets for this plan were $13,863,000 and $15,591,000 at December 31, 2000 and 2001, respectively.
LaSalle's plans for postretirement benefits other than pensions have no plan assets. The benefit obligation for such plans was $6,555,000 and $6,649,000 at December 31, 2000 and 2001, respectively. The non-contributory defined benefit pension plan to which Niagara and Niagara LaSalle are parties has no plan assets. This plan's benefit obligation was $1,310,000 at December 31, 2001.

The following table provides the components of net periodic benefit cost for the Company's plans for the years ended December 31, 1999, 2000 and 2001:

                                                  Pension benefits                              Other benefits
                                      -----------------------------------------    -----------------------------------------
                                           1999          2000          2001            1999           2000          2001
----------------------------------------------------------------------------------------------------------------------------
Service cost                          $   517,000  $    333,000    $   481,000     $    76,000    $   48,000     $  48,000
Interest cost                           1,605,000     1,674,000      1,892,000         357,000       463,000       485,000
Expected return on plan assets         (1,912,000)   (2,161,000)    (2,323,000)             -             -              -
Amortization of prior service cost         52,000        52,000         52,000              -             -              -
Amortization of unrecognized loss
  (gain)                                   25,000       (22,000)       110,000         (19,000)       49,000        67,000
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost             $   287,000   $  (124,000)   $   212,000     $   414,000    $  560,000     $ 600,000
============================================================================================================================



The amounts included within other comprehensive income (loss) arising from a change in the additional minimum pension liability were $888,000 (net of tax expense), $(1,494,000) (net of tax benefit) and $(1,304,000) (net of tax benefit) for 1999, 2000 and 2001, respectively.

LaSalle provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for such benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay as you go basis.

The assumptions used in the measurement of LaSalle's benefit obligations are shown in the following table:

                                                  Pension benefits                              Other benefits
                                      -----------------------------------------    -----------------------------------------
                                           1999          2000          2001            1999           2000          2001
----------------------------------------------------------------------------------------------------------------------------
Weighted average assumptions as of
  December 31:
   Discount rate:
     Used for determination of
        expense                            7.00%         7.75%         7.50%             7.00%        7.75%         7.50%
     Used for determination of
        year-end liability                 7.75%         7.75%         7.50%             7.75%        7.75%         7.50%
   Expected return on plan assets         10.00%        10.00%        10.00%              N/A          N/A           N/A
   Rate of compensation increase:
       hourly plan                         3.00%         3.00%         3.00%              N/A          N/A           N/A
       salaried plan                        N/A           N/A           N/A               N/A          N/A           N/A
       non-contributory plan                N/A           N/A          3.00%              N/A          N/A           N/A
============================================================================================================================



                                  Because of changes effected during 1998
                                  to health care benefits under LaSalle's
                                  postretirement benefit plans, a zero
                                  percent health care cost trend rate has
                                  been assumed since then.

                                  Niagara LaSalle maintains a contributory salary deferral retirement plan (401(k)) for all employees of Niagara and Niagara US other than those subject to a collective bargaining agreement (the "Niagara LaSalle 401(k) Plan"). Under the terms of this plan, participants may elect to defer up to 15% of their earnings. This plan provides for a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and an additional employer contribution equal to 2% of earnings. Niagara LaSalle also maintains a contributory salary deferral retirement plan (401(k)) for all employees of LaSalle who are subject to a collective bargaining agreement (the "LaSalle 401(k) Plan"). The LaSalle 401(k) Plan provides for a 25% match of the first 5% of employee contributions for all participants other than employees at the Company's Hammond, Indiana facility hired after May 18, 1998 for whom the plan provides for the same employer match and additional contribution provisions as the Niagara LaSalle 401(k) Plan. All contributions under these plans are subject to the limitations of Section 401 of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974, as amended. The funds are invested as directed by the individual participants. Total expense related to these plans was approximately $656,000, $666,000 and $726,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

                                  Niagara UK established a defined
                                  contribution group personal pension
                                  arrangement for all of its employees
                                  effective October 1, 1999. (Between May
                                  21 and October 1, 1999 (the "Transitional
                                  Period"), employees of Niagara UK were
                                  able to continue their participation in
                                  Glynwed's pension plans on a transitional basis.) Under the terms of Niagara UK's plan, participants may elect to contribute prescribed percentages of their earnings based upon their age, position and whether they were previously members of a Glynwed pension plan. Niagara UK's contributions to participants' accounts under this plan are based upon the same factors. All contributions are subject to the requirements of the U.K. Inland Revenue and related pension laws. The funds are invested as directed by the individual participants. For the period May 22 through December 31, 1999 and the years ended December 31, 2000 and 2001, expenses in respect of this plan, together with Niagara UK's contributions to Glynwed's pension plans during the Transitional Period (in respect of Niagara UK employees), totaled approximately (pound)776,000
                                  ($1,249,000), (pound)633,000 ($960,000)
                                  and (pound)618,000 ($890,000),
                                  respectively.


8.  Preferred Stock               Niagara is authorized to issue 500,000 shares
                                  of Preferred Stock, par value $.001 per
                                  share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

9.  Lease Commitments             Niagara leases office space under an
                                  operating lease expiring in December
                                  2007. Niagara US leases equipment and one operating facility under operating leases expiring through November 2009. Niagara
                                  UK leases equipment, nine operating
                                  facilities and five sales offices under
                                  operating leases expiring through May
                                  2009. At December 31, 2001, future
                                  minimum payments under operating leases
                                  were approximately as follows:

                                  ----------------------------------------------
                                  2002                                3,183,000
                                  2003                                2,970,000
                                  2004                                2,828,000
                                  2005                                2,970,000
                                  2006                                3,047,000
                                  Thereafter                          8,223,000
                                 ----------------------------------------------
                                 Total minimum lease payments       $23,221,000
                                 ==============================================

                                  Rent expense under operating leases was
                                  approximately $975,000, $1,286,000 and
                                  $2,412,000 for the years ended December
                                  31, 1999, 2000 and 2001, respectively.

10. Stock Option Plan             The Company has a stock option plan which
                                  provides that the Compensation Committee of Niagara's Board of Directors may grant options to the Company's officers, directors, employees and independent contractors for up to 2,500,000 shares of Niagara Common Stock.

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

                                  FASB 123, "Accounting for Stock-Based
                                  Compensation," requires that the Company provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 2000: dividend yield of 0%; expected volatility of 45.8% for 1999 and 44.0% for 2000; average risk-free interest rates of 4.7% and 6.2% for 1999 and 2000, respectively; expected lives of 10 years;
                                  and a discount due to marketability and
                                  dilution of 0% for 1999 and 2000. There
                                  were no stock options granted in 2001.

                                  Under the accounting provisions of FASB
                                  123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                       1999            2000           2001
                                  ---------------------------------------------------------------------------
                                  Net income (loss):
                                     As reported                 $3,756,625      $4,337,218    $(4,626,519)
                                     Pro forma                    3,238,140       3,423,628     (5,218,523)
                                  Net income (loss) per
                                     share (basic):
                                        As reported                     .40             .50           (.56)
                                        Pro forma                       .35             .40           (.63)
                                  Net income (loss) per
                                     share (diluted):
                                        As reported                     .40             .50           (.56)
                                        Pro forma                       .35             .40           (.63)
                                  ===========================================================================




A summary of the status of the Company's stock option plan at December 31, 1999, 2000 and 2001, and changes during the years ending on those dates, is presented below:


                                       December 31, 1999              December 31, 2000              December 31, 2001
                                   --------------------------    --------------------------      --------------------------
                                                   Weighted                       Weighted                       Weighted
                                                   average                        average                        average
                                                   exercise                       exercise                       exercise
                                      Shares        price            Shares        price            Shares        price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       1,250,000     $5.61          2,140,000       $5.72            2,330,000     $5.70
Granted                                  890,000      5.88            200,000        5.50                    -        -
Forfeited or cancelled                         -        -              10,000        5.75                    -        -
---------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year             2,140,000     $5.72          2,330,000       $5.70            2,330,000     $5.70

---------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end        1,203,000     $5.67          1,315,000       $5.65            1,656,000     $5.66

---------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
options granted during the year                      $3.19                          $2.29                             -
---------------------------------------------------------------------------------------------------------------------------



The following table summarizes information about stock options outstanding at December 31, 2001.


                         Options outstanding              Options exercisable
                 ----------------------------------      ----------------------
                               Weighted
                                average    Weighted                   Weighted
                   Number      remaining   average         Number     average
   Range of      outstanding  contractual  exercise      exercisable  exercise
exercise prices  at 12/31/01     life        price       at 12/31/01    price
-------------------------------------------------------------------------------
  $5.50-$5.88     2,330,000   5.13 years     $5.70        1,656,000      $5.66
===============================================================================



11.  Income Taxes                 The provision (benefit) for federal and
                                  state income taxes was comprised of the
                                  following:

                                 Year ended December 31,              1999          2000          2001
                                 -------------------------------------------------------------------------
                                 Current:
                                    Federal                    $   738,000    $   879,000   $  (745,000)
                                    State                          100,000        118,000             -
                                 -------------------------------------------------------------------------
                                                                   838,000        997,000      (745,000)
                                 -------------------------------------------------------------------------
                                 Deferred:
                                    Federal                      1,130,000      1,105,000       593,000
                                    State                          185,000         90,000        14,000
                                    Foreign (UK)                   146,000        398,000      (962,000)
                                 -------------------------------------------------------------------------
                                                                 1,461,000      1,593,000      (355,000)
                                 -------------------------------------------------------------------------
                                 Total income tax provision
                                    (benefit)                   $2,299,000     $2,590,000   $(1,100,000)
                                 =========================================================================


                                  At December 31, 2000 and 2001, deferred tax assets (liabilities) consisted of the following:
                                  December 31,                                          2000                2001
                                  ------------------------------------------------------------------------------
                                  Federal and state regular tax net            $      530,000     $    2,355,000
                                    operating loss carryforwards
                                  Accrued minimum pension liability                 1,075,000          1,908,000
                                  Federal alternative minimum tax credit
                                    carryforwards                                   2,536,000          1,898,000
                                  Accrued expenses deductible when paid               891,000            851,000
                                  New York State investment tax credits               678,000            767,000
                                  Allowance for doubtful accounts                     348,000            387,000
                                  Inventories                                         422,000            364,000
                                  Foreign, book depreciation greater than
                                    tax depreciation and basis
                                    differences on UK property, plant
                                    and equipment                                           -          1,049,000
                                  Other                                               327,000            549,000
                                  ------------------------------------------------------------------------------
                                  Gross deferred tax assets                         6,807,000         10,128,000
                                  Valuation allowance for deferred tax
                                    assets                                           (678,000)        (1,398,000)
                                  ------------------------------------------------------------------------------
                                  Net deferred tax assets                           6,129,000          8,730,000
                                  ------------------------------------------------------------------------------
                                  Tax depreciation greater than book
                                    depreciation on US  property, plant
                                    and equipment                                 (14,649,000)       (15,164,000)
                                  Postretirement benefit obligation                  (466,000)        (1,908,000)
                                  Foreign (UK)                                       (544,000)                 -
                                  ------------------------------------------------------------------------------
                                  Gross deferred tax liabilities                  (15,659,000)       (17,072,000)
                                  ------------------------------------------------------------------------------
                                  Net deferred tax liabilities                 $   (9,530,000)    $   (8,342,000)
                                  ==============================================================================


                                  Deferred taxes are included in the accompanying balance sheets as follows:


                                                                                         2000               2001
                                  ------------------------------------------------------------------------------
                                  Current asset for deferred income taxes       $   1,736,000      $   1,678,000
                                  Noncurrent liability for deferred
                                    income taxes                                  (11,266,000)       (10,020,000)
                                  ------------------------------------------------------------------------------
                                  Net deferred tax liabilities                  $  (9,530,000)     $  (8,342,000)
                                  ==============================================================================



                                  At December 31, 2001, the Company had
                                  available federal alternative minimum tax credit carryforwards of approximately $1,898,000 which do not expire and can be used to offset future years' regular tax to the extent it exceeds alternative minimum tax.

                                  At December 31, 2001, the Company had
                                  available net operating loss
                                  carryforwards for regular federal and
                                  state income tax purposes of
                                  approximately $5,273,000 and $7,263,000,
                                  respectively, expiring through 2021.

                                  At December 31, 2001, Niagara LaSalle had
                                  New York state investment tax credit
                                  carryforwards of approximately $767,000, which may be available to offset certain future state income taxes. These credits expire through 2006.

                                  At December 31, 2001, the Company had a
                                  valuation allowance for deferred tax
                                  assets of $1,398,000 comprised of (i) its New York state investment tax credit carryforwards of approximately $767,000 and (ii) $631,000 relating to basis differences on its UK property, plant and equipment.

                                  A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income (loss) was as follows:

                                                        1999                   2000                     2001
                                                 --------------------    ------------------    -----------------------
                                                   Amount       %        Amount       %           Amount        %
                                  ------------------------------------------------------------------------------------
                                  Tax            $2,059,000   34.0%     $2,355,000   34.0%    $(1,947,000)   (34.0)%
                                  (benefit) at
                                  statutory
                                  rate
                                  State income
                                  taxes net of
                                  federal
                                  income tax
                                  benefit           206,000    3.4         197,000    2.8         (11,000)     (.2)
                                  Effect of
                                  foreign (UK)
                                  operations        126,000    2.1          76,000    1.1         232,000      4.1
                                  Valuation
                                  allowance              -      -           11,000     .2         720,000     12.5
                                  Other             (92,000)  (1.5)        (49,000)   (.7)        (94,000)    (1.6)
                                  ------------------------------------------------------------------------------------
                                  Effective
                                  tax rate       $2,299,000   38.0%     $2,590,000   37.4%    $(1,100,000)   (19.2)%
                                  ------------------------------------------------------------------------------------


                                  Income (loss) before income taxes for
                                  Niagara US was $5,275,885, $5,532,268,
                                  and $(359,884), and for Niagara UK was
                                  (pound)484,310 or $779,740,
                                  (pound)919,527 or $1,394,950, and
                                  (pound)(3,726,113) or $(5,366,635), for
                                  the years ended 1999, 2000 and 2001,
                                  respectively.


12.  Major Customers              Niagara US sales to three customers
                                  in 1999 were approximately 23%, 12% and
                                  10% of its total sales.

                                  Niagara US sales to three customers in
                                  2000 were approximately 25%, 10% and 9%
                                  of its total sales. At December 31, 2000, accounts receivable from these major customers represented approximately 39% of its aggregate accounts receivable.

                                  Niagara US sales to three customers in
                                  2001 were approximately 27%, 14% and 9%
                                  of its total sales. At December 31, 2001, accounts receivable from these major customers represented approximately 52% of its aggregate accounts receivable.

                                  None of Niagara UK's customers exceeded
                                  5% of its total sales for the period May
                                  22 through December 31, 1999, or the
                                  years 2000 or 2001.

13.  Major Suppliers              Niagara US had two suppliers from which
                                  purchases were approximately 43% of its
                                  total purchases in 1999; and it had one
                                  supplier from which purchases were
                                  approximately 30% and 32% of its total
                                  purchases in 2000 and 2001, respectively.

                                  Niagara UK had one supplier from which
                                  purchases were approximately 36%, 42%,
                                  and 32% of its total purchases for the
                                  periods May 22 through December 31, 1999, and the years 2000 and 2001, respectively.

14.  Commitments and              Commitments
     Contingencies

                                  Niagara and Niagara LaSalle are parties
                                  to an employment agreement with one of
                                  the Company's officers. The contract,
                                  which expires in January 2005 (subject to extension), provides for a minimum salary level, incentive compensation and supplemental retirement benefits based on years of service and compensation (Note
                                  7). The aggregate commitment under this
                                  contract for future minimum salaries at
                                  December 31, 2001, excluding bonuses, was $1,440,000.

                                  At December 31, 2001, Niagara UK was a
                                  party to employment agreements with 13 of its executives. These agreements provide for a notice period, generally one year, prior to termination of the executive's employment with Niagara UK. If Niagara UK terminates the executive's employment prior to the expiration of such notice period, the agreement provides that the executive will receive the compensation that would have been paid for the remainder of the period.

                                  Contingencies

                                  Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. Claims for such costs have been made against LaSalle with respect to five third-party sites. The costs expended through December 31, 2001 have been largely covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                  Under the Company's insurance programs,
                                  coverage is obtained for catastrophic
                                  exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara
                                  US has provided certain insurance
                                  carriers with a bond or irrevocable
                                  standby letter of credit totaling
                                  $1,367,500 as of December 31, 2001. It is
                                  the policy of the Company to retain a
                                  portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.


15. Earnings (Loss)               The following table sets forth the
    Per Share                     calculation of weighted average common
                                  shares outstanding for the calculation of basic and diluted earnings (loss) per share:

                                  December 31,                             1999         2000           2001
                                  ---------------------------------------------------------------------------
                                  Weighted average shares (for        9,350,189    8,659,013      8,329,145
                                    basic earnings per share)
                                  Effect of dilutive securities:
                                      Stock options                       6,925            -              -
                                  ---------------------------------------------------------------------------
                                  Adjusted weighted average
                                    shares (for diluted earnings
                                    per share)                        9,357,114    8,659,013      8,329,145
                                  ---------------------------------------------------------------------------

                                  Options to purchase approximately
                                  1,435,000, 2,330,000 and 2,330,000 shares
                                  of common stock at exercise prices
                                  ranging from $5.50 to $5.88 per share
                                  were outstanding during a portion of the year ended 1999, and the entire years ended 2000 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive. These options expire through 2010.


16.  Disclosure About Fair        The following methods and assumptions
     Value of Financial           were used to estimate the fair value of
     Instruments                  each class of financial instruments for
                                  which it is practicable to estimate that value.

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

                                  Niagara LaSalle is a party to an interest rate cap agreement with a bank which entitles it to payments with respect to $45 million of its indebtedness in the event and to the extent that the applicable three-month LIBOR rate exceeds 8.28% at any time between July 20, 2000 and April 20, 2002. Through December 31, 2001, no payments were paid or due Niagara LaSalle under this agreement. The fair value of this agreement was immaterial at December 31, 2001.

                                  Niagara UK enters into foreign exchange
                                  contracts in amounts and with expiration dates in line with orders from foreign customers. These contracts generally require Niagara UK to exchange foreign currencies for pounds sterling. The related amounts receivable from Niagara UK customers are included in accounts receivable. At December 31, 2001, Niagara UK had approximately (pound)5,402,000 (approximately $7,840,000) of such contracts all of which were due to mature during 2002. The unrealized deferred gain with respect to such contracts at December 31, 2001 was immaterial.

17.  Supplemental Cash Flow       Interest paid during the years ended
     Information                  December 31, 1999, 2000 and 2001 was
                                  approximately $5,660,000, $7,295,000 and
                                  $5,270,000, respectively.

                                  Income tax payments made during the years ended December 31, 1999, 2000 and 2001 were approximately $1,011,000, $1,402,000 and $31,000, respectively. During the
                                  year ended December 31, 2001, the Company received income tax refunds of approximately $215,000.

                                  As discussed in Note 2, Niagara UK
                                  acquired certain assets of the steel bar businesses of Glynwed Steels for approximately $34,391,000 in 1999. In connection with this acquisition, net assets were acquired as follows:

                                  ----------------------------------------------
                                  Fair value of assets acquired     $38,437,000
                                  Liabilities assumed                (4,046,000)
                                  ----------------------------------------------
                                  Net assets acquired               $34,391,000
                                  ==============================================


                                  Noncash investing and financing
                                  activities consisted of the following:

                                                                             1999           2000             2001
                                  ---------------------------------------------------------------------------------
                                  Adjustment of minimum pension
                                    liability (Note 7):
                                        Prepaid benefit cost        $     275,000    $   334,000   $      40,000
                                        Intangible asset                  (52,000)       (52,000)        (52,000)
                                        Deferred tax asset               (568,000)       955,000         833,000
                                        Accumulated other
                                          comprehensive income,
                                          net of tax                     (888,000)     1,494,000       1,304,000
                                  ---------------------------------------------------------------------------------
                                  Noncash pension cost                $(1,233,000)    $2,731,000      $2,125,000
                                  =================================================================================


18.  Segments and Related         Niagara operates in two reportable
     Information                  segments: (i) Niagara US which has
                                  operations in the United States and (ii)
                                  Niagara UK which has operations in the
                                  United Kingdom. Niagara operates these
                                  segments as separate strategic business
                                  units and measures the segment
                                  performance based on earnings before
                                  interest, taxes, depreciation and
                                  amortization ("EBITDA"). Niagara UK uses
                                  British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency
                                  Translation." Assets and liabilities of
                                  this subsidiary have been translated at
                                  year-end exchange rates and the related
                                  revenues and expenses have been
                                  translated at rates prevailing at the
                                  transaction date, which approximates
                                  average rates for the period.


                                  The following tables set forth certain
                                  performance and other information by
                                  reportable segment. Performance
                                  information for Niagara UK reflects the
                                  results from May 22, 1999.

                                  Year ended December 31, 1999
                                  -------------------------------------------------------------------------------
                                                                                  Niagara US          Niagara UK
                                  -------------------------------------------------------------------------------
                                  Net sales(a)                                  $197,050,025         $84,066,863
                                  Segment profit (EBITDA)                         17,906,574           3,927,950
                                  Depreciation and amortization                    7,108,909           1,018,395
                                  Interest expense                                 4,081,535           1,549,014
                                  Long-lived assets                               90,637,095          15,542,647
                                  Segment assets                                 150,228,015          76,416,825
                                  Acquisition of property and equipment            4,029,562             717,726
                                  -------------------------------------------------------------------------------

                                  (a)    In  accordance  with EITF No.  00-10,  net sales have been restated to include all freight costs billed to customers. See Note 1.
                                  ===============================================================================



                                  ===============================================================================
                                  Year ended December 31, 2000
                                  -------------------------------------------------------------------------------
                                                                                  Niagara US          Niagara UK
                                  -------------------------------------------------------------------------------
                                  Net sales(a)                                  $208,718,480        $127,318,230
                                  Segment profit (EBITDA)                         18,586,422           7,239,114
                                  Depreciation and amortization                    7,405,672           1,609,223
                                  Interest expense                                 4,695,292           2,721,338
                                  Long-lived assets                               85,835,500          15,019,955
                                  Segment assets                                 141,604,755          73,182,377
                                  Acquisition of property and equipment            2,754,444           2,124,439
                                  -------------------------------------------------------------------------------

                                  (a)     Net sales  include all freight costs billed to customers in accordance with EITF No. 00-10. See Note 1.
                                  ===============================================================================


                                  Year ended December 31, 2001
                                  -------------------------------------------------------------------------------
                                                                                  Niagara US          Niagara UK
                                  -------------------------------------------------------------------------------
                                  Net sales(a)                                 $ 165,097,414       $ 103,539,116
                                  Segment profit (EBITDA) (b)                     11,352,298           3,264,838
                                  Depreciation and amortization                    7,442,515             163,732
                                  Interest expense                                 3,260,602           2,111,754
                                  Long-lived assets                               80,545,603          11,400,081
                                  Segment assets                                 126,347,255          54,474,904
                                  Acquisition of property and equipment            2,189,618             883,523
                                  -------------------------------------------------------------------------------

                                  (a)   Net sales  include all freight costs billed to customers in accordance with EITF No. 00-10. See Note 1.
                                  (b)   Segment  profit  (EBITDA) for Niagara UK does not include a $5,278,074 restructuring charge. See Note 3.
                                  ===============================================================================


                                  Niagara US sells its products primarily
                                  to customers in the United States.

                                  Approximately 65% of Niagara UK's sales
                                  to unaffiliated customers during 2001
                                  were within the United Kingdom, with 19% to continental Europe and 16% to the rest of the world. These amounts were 64%, 19% and 17%, and 67%, 16% and 17%, respectively, for 2000 and the period May
                                  22 through December 31, 1999,
                                  respectively. Niagara UK's sales to any
                                  one foreign country, other than the
                                  United States, for these periods
                                  represented less than 5% of its total
                                  sales.

                                  Certain of the foregoing segment
                                  information (profit, depreciation and
                                  amortization, assets and acquisition of
                                  property and equipment) does not include components attributable to Niagara or incurred by Niagara on behalf of its operating subsidiaries.





19.  Quarterly Financial          The following presents certain unaudited
     Information (Unaudited)      quarterly financial information:



                                                                                    Quarter ended
                                                       ---------------------------------------------------------------------------
                                                            March 31,          June 30,       September 30,          December 31,
                                                              2000               2000             2000                  2000
                         ---------------------------------------------------------------------------------------------------------
                         Net sales                         $96,271,423        $91,424,025       $77,462,193         $70,879,069
                         Gross profit                       13,165,665         12,238,360        10,346,412           6,429,558
                         Operating income                    5,213,244          4,740,457         3,182,640           1,048,014
                         Net income                          2,135,689          1,800,383           833,804            (432,658)
                         Net income per share:
                            Basic                                 $.24               $.21              $.10               $(.05)
                            Diluted                               $.24               $.21              $.10               $(.05)
                        ============================================================================================================


                                                                                   Quarter ended
                                                      ---------------------------------------------------------------------------
                                                           March 31,          June 30,       September 30,        December 31,
                                                             2001               2001             2001                2001
                        ---------------------------------------------------------------------------------------------------------
                           Net sales                    $81,261,075        $70,294,475       $60,372,998       $  56,707,982
                           Gross profit                  10,003,365          8,097,579         5,804,722           5,645,973
                           Operating income
                             (loss) (a)                   3,019,911          1,528,209         (635,819)          (4,453,014)
                           Net income (loss) (a)            834,160            137,673       (1,159,273)          (4,439,079)
                           Net income (loss)
                             per share:(a)
                                  Basic                        $.10               $.02            $(.14)               $(.54)
                                  Diluted                      $.10               $.02            $(.14)               $(.54)
                        ---------------------------------------------------------------------------------------------------------

                        (a) Results for the quarter ended December 31, 2001, include a restructuring charge of $5,278,074. See Note 3.
                        =========================================================================================================




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       The information required by Item 10 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors" of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), or will be filed by amendment to this Form 10-K.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

       (a)    List of documents filed as a part of this Report:

       1.     Financial Statements.

              Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 18.

       2.     Financial Statement Schedules:

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

        ****4.7 Fifth Amendment to the Credit Agreement, effective as of May 21, 1999.

       +++++4.8 Sixth Amendment to the Credit Agreement, effective as of December 31, 1999.

      !!!!!!4.9         Seventh Amendment to the Credit Agreement, effective
                        as of March 31, 2000.

     !!!!!!4.10         Eighth Amendment to the Credit Agreement, effective
                        as of June 8, 2000.

     ******4.11         Ninth Amendment to the Credit Agreement, effective
                        as of June 28, 2001.

           4.12 Tenth Amendment to the Credit Agreement, effective as of December 31, 2001.

       ****4.13 Bank Facilities Agreement, dated May 21, 1999, between National Westminster Bank Plc and Niagara
                        LaSalle (UK) Limited (the "Facilities Agreement").

     ++++++4.14         Amendment to the Facilities Agreement, effective June
                        30, 2000.

     ******4.15         Second Amendment to the Facilities Agreement,
                        effective June 30, 2001.

           4.16         Third Amendment to the Facilities Agreement, effective
                        December 31, 2001.

       ****4.17         Intercreditor Agreement, dated May 21, 1999, between
                        National Westminster Bank Plc, Niagara Corporation and Niagara LaSalle (UK) Limited.

       ++++4.18         Invoice Discounting Agreement, dated August 23,
                        1999, between Niagara LaSalle (UK) Limited and
                        Lombard Natwest Discounting Limited (the "Discount
                        Agreement").

     ++++++4.19         Amendment to the Discount Agreement, effective June
                        30, 2000.

     ******4.20         Second Amendment to the Discount Agreement, effective
                        June 30, 2001.

           4.21         Third Amendment to the Discount Agreement, effective
                        December 31, 2001.

       ++++4.22         Intercreditor Agreement, dated August 23, 1999, between
                        Lombard Natwest Discounting Limited, Niagara
                        Corporation and Niagara LaSalle (UK) Limited.

       ++++4.23         Deed of Priority, dated August 23, 1999, between
                        Lombard Natwest Discounting Limited, National
                        Westminster Bank Plc, Manufacturers and Traders
                        Trust Company, Niagara LaSalle (UK) Limited and
                        Niagara Corporation.

     !!!!!!4.24         Amended Rate Cap Transaction Agreement, dated June 7,
                        2000, between The Bank of New York and Niagara
                        LaSalle Corporation.

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

      ++++10.12         Form of Niagara LaSalle (UK) Limited Lease.

      ++++10.13         Form of Niagara LaSalle (UK) Limited Side Deed.

      ++++10.14         Form of Niagara LaSalle (UK) Limited Option Agreement.

      ++++10.15         Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.

          10.16         Agreement, dated March 15, 2002, between Niagara (UK)
                        Limited and George Wimpey Midland Limited


________________________

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

         ****** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001.

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



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                 NIAGARA CORPORATION


                                  By:  /s/ Michael Scharf
                                       --------------------------------
                                          Michael Scharf
                                          Chairman of the Board
                                          Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                   Chairman of the Board,
 /s/ Michael Scharf                                President and Chief Executive          March 27, 2002
----------------------------------                 Officer
     Michael Scharf


                                                   Vice President,
                                                   Chief Financial and
/s/ Raymond Rozanski                               Principal Accounting                   March 27, 2002
---------------------------------                  Officer
    Raymond Rozanski


/s/  Gilbert D. Scharf                             Secretary and Director                 March 27, 2002
---------------------------------
     Gilbert D. Scharf


 /s/ Frank Archer                                  Director                               March 27, 2002
---------------------------------
     Frank Archer


 /s/ Gerald L. Cohn                                Director                               March 27, 2002
---------------------------------
     Gerald L. Cohn


 /s/ Andrew R. Heyer                               Director                               March 27, 2002
---------------------------------
     Andrew R. Heyer


 /s/ Douglas T. Tansill                            Director                               March 27, 2002
---------------------------------
     Douglas T. Tansill








                            Niagara Corporation
                              and Subsidiaries


                                                 Financial Statement Schedules
                                                           Form 10-K - Item 14
                                      Years Ended December 1999, 2000 and 2001







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







Report of Independent Certified Public Accountants



Niagara Corporation
New York, New York

The audits referred to in our report dated February 22, 2002, except as to
Note 3 which is as of March 15, 2002, relating to the consolidated financial statements of Niagara Corporation and its subsidiaries (together, the "Company"), which is contained in Item 8 of Form 10-K, include the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.







/s/ BDO Seidman, LLP

BDO Seidman, LLP


New York, New York

February 22, 2002




                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                                    Balance Sheets


 December 31,                                                                           2000                   2001
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Assets
 Current:
    Cash and cash equivalents                                                 $       25,283         $       47,155
    Other current assets                                                             430,501                469,441
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total current assets                                                        455,784                516,596
 Property and equipment, net                                                         505,909                470,492
 Investment in and net advances to subsidiaries                                   63,530,039             57,213,088
 Other assets, net                                                                   101,181                 69,683
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                              $   64,592,913         $   58,269,859
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accrued expenses                                                          $       43,882         $      123,296
    Advances from subsidiary                                                       8,670,308              8,894,049
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total liabilities                                                         8,714,190              9,017,345
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Commitments and contingencies (see Notes 9, 10 and 14 to the consolidated financial statements)
 Stockholders' equity (see Notes 7, 8 and 10 to the consolidated financial statements):
       Preferred stock, $.001 par value - 500,000 shares authorized,
         none outstanding                                                                  -                      -
       Common stock, $.001 par value - 15,000,000 shares authorized,
         9,997,455 issued                                                              9,998                  9,998
       Additional paid-in capital                                                 50,111,675             50,111,675
       Retained earnings                                                          16,478,678             11,852,159
       Accumulated other comprehensive loss                                       (2,691,219)            (4,471,634)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                  63,909,132             57,502,198
       Treasury stock, at cost, 1,633,638 and 1,758,938 shares                    (8,030,409)            (8,249,684)
 ----------------------------------------------------------------------- ---------------------- ----------------------
            Total stockholders' equity                                            55,878,723             49,252,514
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $64,592,913            $58,269,859
 ----------------------------------------------------------------------- ---------------------- ----------------------

                                                          See accompanying notes to condensed financial statements.





                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                          Statements of Operations

 Year ended December 31,                                                 1999               2000                2001
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Revenues:
    Management fees from subsidiaries (Note 2)                     $1,838,175         $1,805,100          $1,782,393
 Expenses:
    General and administrative expenses                             2,069,283          1,839,943           1,930,376
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                                                                     (231,108)           (34,843)           (147,983)
 Other income (loss):
    Equity in net income (loss) of subsidiaries                     3,880,171          4,358,052          (4,536,536)
    Interest income                                                    28,562              1,009                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
       Income before income tax recoveries                          3,677,625          4,324,218          (4,684,519)
 Income tax recoveries                                                 79,000             13,000              58,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net income (loss)                                                 $3,756,625         $4,337,218         $(4,626,519)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Earnings (loss) per share - basic:
       Net income (loss) per share - basic                   $            .40    $           .50    $           (.56)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Earnings (loss) per share - diluted:
       Net income (loss) per share - diluted                 $            .40    $           .50    $           (.56)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Weighted average common shares outstanding (see Note 15 to the consolidated financial statements):
       Basic                                                        9,350,189          8,659,013           8,329,145
       Diluted                                                      9,357,114          8,659,013           8,329,145
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







                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                Statements of Stockholders' Equity

 Years ended December 31, 1999, 2000 and 2001
 ------------------------------------------- ------------------------- ----------------- -----------------
                                                   Common stock
                                             ------------- -----------


                                              Number of                   Additional         Retained
                                                shares       Amount    paid-in capital       earnings
                                             ------------- ----------- ----------------- -----------------
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, January 1, 1999                     9,997,455     $ 9,998      $50,111,675        $8,384,835
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Comprehensive income:
    Net income for the year                           -           -                -         3,756,625
    Foreign currency translation
       adjustment                                     -           -                -                 -
    Minimum pension liability adjustment
       ($1,456,000, net of tax expense of
       $568,000)                                      -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
       Total comprehensive income
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Purchase of treasury stock, at cost (a)              -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, December 31, 1999                   9,997,455       9,998       50,111,675        12,141,460
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Comprehensive income:
    Net income for the year                           -           -                -         4,337,218
    Foreign currency translation
       adjustment                                     -           -                -                 -
    Minimum pension liability adjustment
       ($2,449,000, net of tax benefit of
       $955,000)                                      -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
       Total comprehensive income
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Purchase of treasury stock, at cost (a)              -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, December 31, 2000                   9,997,455      $9,998      $50,111,675       $16,478,678
 Comprehensive loss:
    Net loss for the year                             -           -                -        (4,626,519)
    Foreign currency translation
       adjustment                                     -           -                -                 -
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit of
       $833,000)                                      -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
    Total comprehensive loss
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Purchase of treasury stock, at cost (a)              -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, December 31, 2001                   9,997,455      $9,998      $50,111,675       $11,852,159
 ------------------------------------------- ------------- ----------- ----------------- -----------------

 -------------------------------------------  ------------------ ------------------ -----------------
                                                                                         Total
                                                 Accumulated
                                                    other
                                                comprehensive     Treasury stock,    stockholders'
                                                    loss              at cost            equity
                                              ------------------ ------------------ -----------------
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, January 1, 1999                         $(1,076,000)       $(2,899,965)     $54,530,543
 -------------------------------------------  ------------------ ------------------ -----------------
 Comprehensive income:
    Net income for the year                                 -                  -        3,756,625
    Foreign currency translation
       adjustment                                      12,356                  -           12,356
    Minimum pension liability adjustment
       ($1,456,000, net of tax expense of
       $568,000)                                      888,000                  -          888,000
 -------------------------------------------  ------------------ ------------------ -----------------
       Total comprehensive income                                                       4,656,981
 -------------------------------------------  ------------------ ------------------ -----------------
 Purchase of treasury stock, at cost (a)                    -         (2,726,246)      (2,726,246)
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, December 31, 1999                          (175,644)        (5,626,211)      56,461,278
 -------------------------------------------  ------------------ ------------------ -----------------
 Comprehensive income:
    Net income for the year                                 -                  -        4,337,218
    Foreign currency translation
       adjustment                                  (1,021,575)                 -       (1,021,575)
    Minimum pension liability adjustment
       ($2,449,000, net of tax benefit of
       $955,000)                                   (1,494,000)                 -       (1,494,000)
 -------------------------------------------  ------------------ ------------------ -----------------
       Total comprehensive income                                                       1,821,643
 -------------------------------------------  ------------------ ------------------ -----------------
 Purchase of treasury stock, at cost (a)                    -         (2,404,198)      (2,404,198)
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, December 31, 2000                       $(2,691,219)        (8,030,409)     $55,878,723
 Comprehensive loss:
    Net loss for the year                                   -                  -       (4,626,519)
    Foreign currency translation
       adjustment                                    (476,415)                 -         (476,415)
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit of
       $833,000)                                   (1,304,000)                 -       (1,304,000)
 -------------------------------------------  ------------------ ------------------ -----------------
    Total comprehensive loss                                                           (6,406,934)
 -------------------------------------------  ------------------ ------------------ -----------------
 Purchase of treasury stock, at cost (a)                    -           (219,275)        (219,275)
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, December 31, 2001                       $(4,471,634)       $(8,249,684)     $49,252,514
 -------------------------------------------  ------------------ ------------------ -----------------

 (a)   During the years ended December 31, 1999, 2000 and 2001, Niagara Corporation repurchased 548,629 shares,
       599,129 shares, and 125,300 shares of its Common Stock, respectively, at a cost of $2,726,246, $2,404,198 and $219,275, respectively.
 ----------------------------------------------------------------------------------------------------


                                                          See accompanying notes to condensed financial statements.




                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                          Statements of Cash Flows

 Year ended December 31,                                                 1999               2000                2001
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from operating activities:
    Net income (loss)                                            $  3,756,625         $4,337,218         $(4,626,519)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization                                                  16,906            105,949             103,980
         Equity in net (income) loss of subsidiaries               (3,880,171)        (4,358,052)          4,536,536
         Decrease (increase) in other current assets                  780,851             (5,843)            (38,940)
         (Decrease) increase in accrued expenses                     (256,753)           (42,403)             79,414
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Total adjustments                                      (3,339,167)        (4,300,349)          4,680,990
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by operating activities                 417,458             36,869              54,471
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:
    Acquisition of property and equipment                            (433,156)           (18,149)            (37,065)
    Investment in subsidiaries                                     (6,070,875)                 -                   -
    Advances, subsidiaries, net                                     9,314,615          1,808,830             223,741
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by investing activities               2,810,584          1,790,681             186,676
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:
    Payments to acquire treasury stock                             (2,726,246)        (2,404,198)           (219,275)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net increase (decrease) in cash and cash equivalents                 501,796           (576,648)             21,872
 Cash and cash equivalents, beginning of year                         100,135            601,931              25,283
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of year                         $     601,931      $      25,283       $      47,155
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


   2.       Restrictions on           Niagara's subsidiary, Niagara LaSalle
            Distributions             Corporation ("Niagara LaSalle"), which
                                      was acquired on August 16, 1995, has
                                      a revolving line of credit and term loan agreement with a group of banks which contains certain restrictions on the payment of dividends. Niagara LaSalle is permitted, however, to pay management fees to Niagara and, in each of the years ended December 31, 1999, 2000 and
                                      2001, $1,350,000 of such management fees were included as revenues in the accompanying condensed financial statements but have been eliminated in the consolidated financial statements

                                      Niagara's subsidiary, Niagara LaSalle
                                      (UK) Limited ("Niagara UK"), which
                                      acquired the equipment, inventory and
                                      certain other assets of the steel bar
                                      businesses of Glynwed Steels Limited on
                                      May 21, 1999, has bank facilities and
                                      invoice discounting agreements which
                                      contain certain restrictions on the
                                      payment of dividends. Niagara UK is
                                      permitted, however, to pay management
                                      fees to Niagara. In the period May 22
                                      through December 31, 1999 and during the years ended December 31, 2000 and 2001, $488,175 ((pound)300,000), $455,100
                                      ((pound)300,000) and $432,393
                                      ((pound)300,000), respectively, of such
                                      management fees were included as
                                      revenues in the accompanying condensed
                                      financial statements but have been
                                      eliminated in the consolidated financial statements.





                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                       Schedule II

                                                                                 Valuation and Qualifying Accounts


 Years ended December 31, 1999, 2000 and 2001
 ---------------------------------- --------------- -------------------------------- ----------------- ---------------
                                                               Additions
                                                    --------------------------------
                                      Balance at        Other         Charged to        Deductions       Balance at
                                     beginning of                      costs and                           end of
                                         year                          expenses                             year
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 December 31, 2001:
    Allowance for doubtful
       accounts                       $1,459,000       $    -           $(165,000)        $  18,000      $1,276,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 December 31, 2000:
    Allowance for doubtful
       accounts                       $  925,000       $    -           $ 534,000         $       -      $1,459,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 December 31, 1999:
    Allowance for doubtful
       accounts                       $  789,000       $    -           $ 136,000         $       -     $   925,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------