Form 10-K/A
period 2001-12-31
NIAGARA CORP
filed 2002-04-30
CIK 710976

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. /X/

         As of April 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,024,946 (assumes the registrant's officers, directors and all stockholders holding 5% of the outstanding shares are affiliates).

         There were 8,238,517 shares of the Registrant's Common Stock outstanding as of April 26, 2002.

         Documents Incorporated by Reference:  None.

         This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 2001 (the "Form 10-K"). As stated in the Form 10-K, the Items comprising
Part III thereof would be filed by amendment or incorporated by reference from Niagara's Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

         Certain information with respect to the directors of Niagara is set forth below.

         Michael J. Scharf, 59, has been the Chairman of the Board, President and Chief Executive Officer of Niagara since its inception in 1993. He has also served as the Chairman of the Board and Chief Executive Officer of Niagara LaSalle Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle") since the dates of their acquisition by Niagara and Niagara LaSalle, respectively, and currently holds various other positions with such subsidiaries. Since March 1999, Mr. Scharf has also been the Chairman of the Board and a director of Niagara LaSalle (UK) Limited ("Niagara UK"), a subsidiary of Niagara which acquired eight U.K. steel bar businesses during May 1999. Since August 1994, Mr. Scharf has been a director of Maxcor (see below), and until August 1997, was also a Vice President of Maxcor and its Secretary and Treasurer. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from the Harvard Business School.

         Gilbert D. Scharf, 53, has been the Secretary and a director of Niagara since its inception, and until March 1998, was also a Vice President of Niagara and its Treasurer. He has also served as a director of Niagara LaSalle and LaSalle since the dates of their acquisition by Niagara and Niagara LaSalle, respectively. Since August 1994, Mr. Scharf has been Chairman of the Board, President and Chief Executive Officer of Maxcor Financial Group Inc., a holding company with operating subsidiaries in the financial services industry ("Maxcor"), and currently holds the same positions with Euro Brokers Investment Corporation, a financial services company and subsidiary of Maxcor, as well as of a number of its subsidiaries. Mr. Scharf received a B.A. degree from Duke University.

         Frank Archer, 65, has been a director of Niagara since May 1998. Mr. Archer has been the President and a director of Niagara LaSalle since its formation in 1986 and the President and a director of LaSalle since April 1997 when it was acquired by Niagara LaSalle. Mr. Archer received a Certificate in Tool and Die Design from the Cleveland Engineering Institute and an Associates degree from John Carroll University. He also attended the Advanced Management Program at the Harvard Business School.

         Gerald L. Cohn, 73, has been a director of Niagara since its inception. Mr. Cohn is a private investor who, since 1968, has been involved in the financing and acquisition of companies, including AgMet, Inc., a refiner of precious metals and a recycler of ferrous and non-ferrous metals, Cadillac Cable Corp., a multi-plant manufacturer of copper and aluminum building wire, Pepco, Inc., a ferrous and non-ferrous metal recycler and ferrous stevedoring and shipping company, and DVI, Inc., a health service finance company for which Mr. Cohn currently serves as a financial advisory consultant and a director. He is also a director of Diametrics Medical, Inc. and Frazier Healthcare Investments, L.P. Mr. Cohn attended Penn State University. He is a member of the Board's Audit Committee and the Chairman of its Compensation Committee.

         Andrew R. Heyer, 43, has been a director of Niagara since its inception. Since February 2000, Mr. Heyer has been a Managing Director of Trimaran Fund Management, L.L.C., the investment advisor to Trimaran Fund II, L.L.C., a private equity fund. Since July 1998, Mr. Heyer has also been a member of the Investment Committee of Trimaran Advisors, L.L.C, the investment advisor to Caravelle Investment Fund, L.L.C. and Caravelle Investment Fund II, L.L.C., each of which is a collateralized debt obligation fund. Since June 2001, Mr. Heyer has been a Vice Chairman, and from August 1995 through June 2001, he was a Managing Director and co-head of the Leveraged Finance Group, of CIBC World Markets Corp., an investment banking firm. Since August 1995, Mr. Heyer has also been co-head of CIBC Argosy Merchant Banking Funds. He is also a director of Hain Celestrial Food Group, Inc. Mr. Heyer received a B.S. degree and an M.B.A. from the Wharton School of the University of Pennsylvania. He is the Chairman of the Board's Audit Committee.

         Douglas T. Tansill, 63, has been a director of Niagara since March 1998. Since January 2000, Mr. Tansill has been a private investor and financial consultant. From November 2000 to January 2002, Mr. Tansill was an Advisor to UBS Warburg, an investment banking firm. From December 1994 through August 1998, Mr. Tansill was a Managing Director, and from August 1998 through November 2000, he was an Advisory Director, in the Investment Banking Division at Paine Webber Incorporated, an independent national securities firm. Mr. Tansill received a B.A. degree from Trinity College and an M.B.A. from the Harvard Business School. He is a member of the Board's Audit and Compensation Committees.


Executive Officers

         Set forth below is certain information with respect to each of the executive officers of Niagara who is not also a director of Niagara.

         Raymond Rozanski, 56, has been a Vice President and the Treasurer of Niagara since March 1998, an Executive Vice President, the Secretary, Treasurer and a director of Niagara LaSalle since its formation, and an Executive Vice President, the Treasurer and a director of LaSalle since it was acquired by Niagara LaSalle. Mr. Rozanski has also been the Secretary and a director of Niagara UK since March 1999. Mr. Rozanski received a B.S. degree in Business Administration from the State University of New York at Buffalo.

         Marc J. Segalman, 43, has been the Executive Vice President and General Counsel of Niagara since January 2002, and from September 1997 through January 2002, he was a Vice President of Niagara and its General Counsel. Mr. Segalman has also been an Executive Vice President and the General Counsel of Niagara LaSalle and LaSalle since March 2000. From October 1987 through August 1997, Mr. Segalman practiced law in the mergers and acquisitions group of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Segalman received an A.B. degree from Dartmouth College and a J.D. degree from the Boston University School of Law.

         Michael J. Scharf and Gilbert D. Scharf are brothers. There are no other family relationships among Niagara's directors or executive officers.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Niagara's directors, officers and persons who beneficially own more than 10% of a registered class of Niagara's equity securities ("10% stockholders") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and changes in ownership in Niagara's equity securities and to furnish Niagara with copies of all such forms. Based solely on its review of copies of such forms received by it, and written representations that no other reports were required, Niagara believes that all such Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders with respect to Niagara's fiscal year ended December 31, 2001 and its prior fiscal years were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

         The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its other executive officers as of December 31, 2001 (collectively, the "Named Executive Officers").

                                                                            Long-Term
                                                                           Compensation
                                                                           ------------
                                                                            Securities
                                           Annual Compensation              Underlying
                                           -------------------              Options (No.          All Other
         Executive Officer             Year     Base Salary    Bonus(1)     of Shares)          Compensation(2)
         -----------------             ----     -----------    --------     --------------      ---------------
Michael J. Scharf                      2001     $  480,000            --               --        $   13,229
  Chairman, Chief Executive            2000     $  480,000     $ 240,000               --        $   12,563
    Officer and President              1999     $  480,000                        600,000        $   11,857
                                                                     --

Frank Archer                           2001     $  325,000            --               --        $   37,317(3)
  President of Niagara LaSalle         2000     $  225,000     $ 125,000               --        $   12,563
    and LaSalle                        1999     $  225,000            --          100,000        $   12,000


Marc J. Segalman                       2001     $  300,000            --               --        $   13,229
   Executive Vice President and        2000     $  225,000     $  75,000               --        $   12,563
       General Counsel                 1999     $  225,000            --               --        $   12,000


Raymond Rozanski                       2001     $  225,000            --               --        $   13,229
   Vice President and Treasurer        2000     $  225,000            --               --        $   12,563
                                       1999     $  225,000            --          100,000        $   12,000


(1)    Paid in subsequent year.

(2) Amounts include (i) employer matching and additional contributions under the Niagara LaSalle 401(k) Retirement Savings Plan equal to a 100% match for the first 3% of employee contributions, a 50% match for the next 2% of employee contributions and an additional employer contribution equal to 2% of earnings, subject, in each case, to certain limitations, (ii) annual premiums ranging from $1,080 to $1,685 on life insurance policies providing coverage for such officers of two times annual salary, up to a maximum of $500,000 and
       (iii) annual premiums ranging from $1,283 to $1,344 on long-term disability policies providing for, in the event of disability, two-thirds of monthly earnings, up to a maximum of $15,000 per month. Certain perquisites and other personal benefits that aggregate in each case to less than the lesser of either $50,000 or 10% of the Named Executive Officer's annual salary and bonus have been omitted pursuant to Item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(3)    Amount includes annual premiums of (i) $ 20,000 on approximately $
       3.5 million of supplemental life insurance coverage and (ii) $ 4,088 on long-term care policy providing for, in the event of certain disabilities, $ 300 per day up to a maximum of $ 657,000.


Stock Option Grants

         No stock options were granted to any of the Named Executive Officers during 2001.


Stock Option Exercises and Fiscal Year End Values

         No stock options were exercised by any of the Named Executive Officers during 2001.

         The following table sets forth, for each Named Executive Officer, the number of shares of Niagara Common Stock underlying the total number of stock options held by him at Niagara's December 31, 2001 fiscal year end. Based on the closing price for Niagara Common Stock as of such date, none of the stock options granted by Niagara to its Named Executive Officers were in-the-money.

                 EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                              FISCAL YEAR END

                                              Number of Shares Underlying
                                            Options at 2001 Fiscal Year End
                                            -------------------------------

              Name                         Exercisable        Unexercisable
              ----                         -----------        -------------

              Michael J. Scharf              520,000             380,000

              Frank Archer                   290,000              60,000

              Raymond Rozanski               290,000              60,000

              Marc J. Segalman                50,000                  --


Pension Plan Table

      The following table sets forth estimated annual benefits payable to Michael Scharf upon his retirement from Niagara under his Employment Agreement (see "Employment Contracts - Michael Scharf") based upon estimates of his Final Average Pay (as described below) and years of service with Niagara.


                             PENSION PLAN TABLE

                                           Years of Service
                             ------------------------------------------------

   Final Average Pay             10                 15                20
   -----------------         -----------        -----------       -----------

        $500,000              $125,000           $187,500          $250,000

        $550,000              $137,500           $206,250          $275,000

        $600,000              $150,000           $225,000          $300,000

        $650,000              $162,500           $243,750          $325,000

        $700,000              $175,000           $262,500          $350,000

        $750,000              $187,500           $281,250          $375,000

        $800,000              $200,000           $300,000          $400,000


      Mr. Scharf's Employment Agreement provides that he will be entitled, commencing on the first day of the month following his termination of employment with Niagara, to receive an annual retirement benefit equal in amount to his Final Average Pay, multiplied by the product of his years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to his surviving spouse during her lifetime. Final Average Pay is defined in Mr. Scharf's Employment Agreement to mean the highest average of his combined annual salary and bonus over a three-consecutive-year period during the ten-year period immediately preceding the year in which he incurs a termination of his employment with Niagara. Mr. Scharf's current Final Average Pay is $626,667. He has 8.67 years of service with Niagara as of December 31, 2001. The estimated annual benefits set forth in the Pension Plan Table are computed on a straight-life annuity basis, commencing at normal retirement age, and are not subject to any deduction for social security or other offsetting amounts.


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

      If Mr. Scharf's employment is terminated by Niagara without Cause (as defined in the Employment Agreement) or by Mr. Scharf due to a breach of the Employment Agreement by Niagara, Niagara will (i) provide Mr. Scharf with a lump sum amount equal to the product of (A) the greater of three and the number of years remaining in the term of the Employment Agreement ("Severance Multiple"), and (B) the sum of Mr. Scharf's then current Annual Base Salary and the greater of Mr. Scharf's three-year average annual bonus and the target bonus for the year of termination; (ii) provide Mr. Scharf with a pro rata bonus for the year of termination; (iii) for the number of years equal to the Severance Multiple, provide Mr. Scharf with additional years of service credit under the SERP, continued life insurance benefits and continued exercisability of stock options; and (iv) cause all of Mr. Scharf's outstanding equity awards to vest. Mr. Scharf would also receive a gross-up payment for any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended.

Other Named Executive Officers

      No Named Executive Officer other than Michael Scharf is a party to an employment agreement with Niagara or any of its subsidiaries which is currently in effect.

Compensation of Directors

      The members of the Board of Directors are compensated in a manner and at a rate determined from time to time by the full Board. Each member of the Board of Directors, other than Michael Scharf and Frank Archer, received $10,000 as compensation for his service as a director during 2001.

      Niagara maintains directors and officers liability insurance which insures directors and officers of Niagara and its subsidiaries against certain liabilities by them while serving in such capacities, and reimburses Niagara for certain indemnification payments made by Niagara to directors and officers of Niagara and its subsidiaries. These policies extend through March 12, 2003 at a total annual premium of $114,450. No claims have been made under these policies.


Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors is comprised of Gerald L. Cohn and Douglas T. Tansill. There are no "interlocks" as defined by the SEC with respect to any director who serves or for any part of 2001 served as a member of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is certain information concerning beneficial ownership of Niagara's Common Stock as of April 26, 2002 by (i) each director of Niagara, (ii) each Named Executive Officer, (iii) all directors and executive officers of Niagara as a group and (iv) based on public filings made through April 26, 2002, persons known by Niagara to be the beneficial owners of 5% or more of the outstanding shares of Niagara Common Stock.

                                                                                            Percentage
                        Name (1)                          Number of Shares (2)        Beneficially Owned (3)
                        --------                          --------------------        ----------------------
Michael J. Scharf.......................................         3,115,000 (4)                 35.0%

Gilbert D. Scharf.......................................           595,700 (5)                  7.2%

Raymond Rozanski........................................           316,250 (6)                  3.7%

Frank Archer............................................           310,000                      3.6%

Andrew R. Heyer.........................................            72,500                        *

Gerald L. Cohn..........................................            59,000                        *

Marc J. Segalman .......................................            50,000                        *

Douglas T. Tansill......................................            44,000                        *

All directors and executive officers as a group
 (eight persons)........................................         4,562,450                     46.8%

Dimensional Fund Advisors Inc. (7)......................           567,800                      6.9%

Wynnefield Group (8)....................................           507,019                      6.2%


*  Less than 1%

(1) The address of each stockholder, other than Dimensional and the Wynnefield Group (each as defined below), is c/o Niagara
       Corporation, 667 Madison Avenue, 11th Floor, New York, New York 10021.

(2) Includes shares of Niagara Common Stock issuable upon the exercise of stock options held by the stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options"). Beneficial Ownership of Exercisable Options is as follows: Michael J. Scharf -- 660,000; Gilbert D. Scharf -- 49,000; Raymond Rozanski -- 310,000; Frank Archer -- 310,000; Andrew R. Heyer -- 49,000; Gerald L. Cohn -- 49,000; Marc J. Segalman -- 50,000; Douglas T. Tansill -- 24,000; and all directors and executive officers as a group -- 1,501,000.

(3) Based upon 8,238,517 shares of Niagara Common Stock outstanding as of April 26, 2002, plus any shares of Niagara Common Stock issuable upon the exercise of Exercisable Options held by the stockholder (but not by any other stockholder).

(4) Includes 205,000 shares of Niagara Common Stock held by the Michael J. Scharf 1987 Grantor Income Trust and 194,500 shares of Common Stock held by the Scharf Family 1989 Trust. Michael Scharf is trustee of both of these trusts.

(5)    Includes 433,700 shares of Niagara Common Stock held by the Gilbert
       D. Scharf Living Trust, of which Gilbert Scharf is the sole trustee and 5,000 shares held by Gilbert Scharf for his son under the New York Uniform Transfer to Minor Act.

(6) Includes 6,250 shares of Niagara Common Stock held by a trust for the benefit of Mr. Rozanski's children, of which Mr. Rozanski is trustee.

(7) Information with respect to Dimensional Fund Advisors, Inc. ("Dimensional") and its holdings of Niagara Common Stock is based on Dimensional's Schedule 13G/A filed with the SEC on January 30, 2002. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(8) Information with respect to Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd. and Wynnefield Partners Small Cap Value, L.P. I (collectively, the "Wynnefield Group") and their holdings of Niagara Common Stock is based on the Wynnefield Group's Schedule 13F filed with the SEC on February 14, 2002. The business address of each member of the Wynnefield Group is 450 Seventh Avenue, Suite 509, New York, New York 10123.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       Andrew Heyer, a director of Niagara, is a Vice Chairman, and through June 2001, he was a Managing Director, of CIBC World Markets Corp. CIBC World Markets Corp. is a subsidiary of CIBC Inc., which, through March 28, 2002, was a party to a $90 million revolving credit and term loan agreement with Niagara LaSalle and LaSalle, the obligations of which are guaranteed by Niagara. CIBC Inc.'s commitments under this credit agreement totaled approximately $21.8 million at such time.

       On March 19, 2002, Niagara LaSalle loaned Frank Archer $110,000. The loan was evidenced by a Promissory Note (the "Note") executed by Mr. Archer in favor of Niagara LaSalle. Interest on the unpaid principal amount of the Note accrues at 4.32 % per annum. Principal and interest on the Note are payable in full on July 19, 2002, and Mr. Archer may prepay all or part of the unpaid principal amount of the Note without premium or penalty. Mr. Archer is a director of Niagara and the President of Niagara LaSalle and LaSalle.


                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

   (c)   Exhibits

         4.1 Promissory Note, dated March 19, 2002, made by Frank Archer in favor of Niagara LaSalle Corporation.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2002.

                                        NIAGARA CORPORATION



                                        By:  /s/ Michael J. Scharf
                                             ---------------------
                                             Michael J. Scharf
                                             Chairman of the Board
                                             Chief Executive Officer and
                                                President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     /s/ Michael J. Scharf                         Chairman of the Board,              April 30, 2002
---------------------------------                  Chief Executive Officer
     Michael J. Scharf                             and President


                                                   Vice President,
     /s/ Raymond Rozanski                          Chief Financial and                  April 30, 2002
---------------------------------                  Principal Accounting
     Raymond Rozanski                              Officer


     /s/ Gilbert D. Scharf                         Secretary and Director               April 30, 2002
---------------------------------
     Gilbert D. Scharf


     /s/ Frank Archer                              Director                             April 30, 2002
---------------------------------
     Frank Archer


     /s/ Gerald L. Cohn                            Director                             April 30, 2002
---------------------------------
     Gerald L. Cohn


     /s/ Andrew R. Heyer                           Director                             April 30, 2002
---------------------------------
     Andrew R. Heyer


     /s/ Douglas T. Tansill                        Director                             April 30, 2002
---------------------------------
     Douglas T. Tansill
