Form 10-Q
period 2002-03-31
NIAGARA CORP
filed 2002-05-15
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 2002

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
                            -------------------
           (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  59-3182820
           -------------------                        -------------------
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

                                    N/A
                 -----------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES X . NO   .
                                                                  ---    ---

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of March 31, 2002.

NIAGARA CORPORATION

Index to March 2002 Form 10-Q
-------------------------------------------------------------------------------



Part I - Financial Information

  Financial Statements (Unaudited):                                       Page
         Niagara Corporation
                  Balance Sheets...........................................  3
                  Statements of Operations.................................  4
                  Statement of Stockholders' Equity........................  5
                  Statements of Cash Flows.................................  6
                  Notes to Financial Statements............................  7

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................. 11

  Quantitative and Qualitative Disclosures about Market Risk .............. 17

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
     the Private Securities Litigation Reform Act of 1995.................. 17

Part II - Other Information................................................ 18

Signatures................................................................. 22





                                                                                                                 Niagara Corporation
                                                                                                                    and Subsidiaries


                                                                                                                      Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           December 31,                 March 31,
                                                                                                   2001                      2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (unaudited)

ASSETS
CURRENT:

   Cash and cash equivalents                                                               $ 1,692,070               $ 1,408,011
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,276,000 and $1,252,000                                                             37,844,609                36,005,403
   Inventories                                                                              44,113,663                45,569,721
   Deferred income taxes                                                                     1,678,000                 1,678,000
   Other current assets                                                                      3,870,749                 4,936,527
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                                89,199,091                89,597,662
Property, plant and equipment, net of accumulated depreciation and
   amortization of $40,232,578 and $42,634,347                                              89,658,179                87,623,988
Goodwill, net of accumulated amortization of $456,947                                        1,904,499                 1,904,499
Deferred financing costs, net of accumulated amortization of $516,564
   and $544,236                                                                                258,436                   230,764
Intangible pension asset                                                                       370,000                   370,000
Other assets, net of accumulated amortization of $883,293 and $916,468                         488,725                   455,550
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 181,878,930              $180,182,463
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                       $ 32,604,979              $ 34,558,664
   Accrued expenses                                                                         10,671,116                12,923,956
   Current maturities of long-term debt                                                      9,709,148                10,096,389
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                           52,985,243                57,579,009

OTHER:
   Long-term debt, less current maturities                                                  62,293,980                56,856,851
   Accrued pension cost                                                                      1,987,000                 1,590,001
   Accrued other postretirement benefits                                                     5,302,483                 5,175,702
   Deferred income taxes                                                                    10,020,000                10,020,000
   Other noncurrent liabilities                                                                 37,710                    31,844
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                  132,626,416               131,253,407
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value - 500,000 shares authorized; none                                -                         -
      outstanding
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                     9,998
   Additional paid-in capital                                                               50,111,675                50,111,675
   Retained earnings                                                                        11,852,159                11,663,471
   Accumulated other comprehensive loss                                                     (4,471,634)               (4,606,404)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            57,502,198                57,178,740
   Treasury stock, at cost, 1,758,938 shares
                                                                                            (8,249,684)               (8,249,684)
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                          49,252,514                48,929,056
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 181,878,930             $ 180,182,463
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     See accompanying notes to financial statements.




                                                                                                                 Niagara Corporation
                                                                                                                    and Subsidiaries

                                                                                                            Statements of Operations
                                                                                                                         (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                    2001                        2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                               $ 81,261,075                $ 62,971,239
Cost of products sold                                                                     71,257,710                  56,141,691
------------------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                    10,003,365                   6,829,548
Operating expenses:
   Selling, general and administrative                                                     6,983,454                   6,104,220
------------------------------------------------------------------------------------------------------------------------------------
        Income from operations                                                             3,019,911                     725,328
Other income (expense):
   Interest expense                                                                       (1,696,816)                   (922,383)
   Other income                                                                               11,065                      48,367
------------------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                                                  1,334,160                    (148,688)

Provision for income taxes                                                                   500,000                      40,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       $    834,160                    (188,688)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (basic and diluted)                                           $        .10                $       (.02)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding:
  (basic and diluted)                                                                      8,363,817                   8,238,517
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     See accompanying notes to financial statements.




                                                                                                                Niagara Corporation
                                                                                                                   and Subsidiaries

                                                                                                  Statement of Stockholders' Equity
                                                                                                                        (Unaudited)
Three months ended March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------



                                            Common Stock                                  Accumulated other               Total
                                   -----------------------------   Additional   Retained   comprehensive    Treasury   stockholders'
                                                                    paid-in     earnings       loss       stock at cost   equity
                                   Number of  shares    Amount       capital

------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                9,997,455       $9,998    $50,111,675  $11,852,159  $(4,471,634)   $(8,249,684) $49,252,514
Comprehensive loss:

   Net loss for the period                  -             -             -         (188,688)       -              -         (188,688)

   Foreign currency translation
     adjustment (Note 2)                    -             -             -                     (134,770)          -         (134,770)
------------------------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                    -             -             -               -         -              -         (323,458)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                 9,997,455       $9,998     $50,111,675 $11,663,471   $(4,606,404)  $(8,249,684)  $48,929,056
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     See accompanying notes to financial statements.




                                                                                                                 Niagara Corporation
                                                                                                                    and Subsidiaries

                                                                                                            Statements of Cash Flows
                                                                                                                         (Unaudited)
Three months ended March 31,                                                      2001                                       2002
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                      $     834,160                               $    (188,688)
------------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                         2,547,923                                   2,340,976

        Provision for doubtful accounts                                         149,761                                     (19,322)

        Pension costs                                                          (658,061)                                   (396,999)

        Other postretirement benefits                                           (68,507)                                   (126,781)

        Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                     (5,880,552)                                   1,444,922

              Decrease (increase) in inventories                              4,586,850                                  (1,758,570)

              Increase in other assets, net                                    (928,077)                                 (1,468,816)

              Increase in trade accounts payable, accrued
              expenses and other non-current liabilities                      1,537,385                                   4,948,312
------------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                             1,286,722                                   4,963,722
------------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating  activities                    2,120,882                                   4,775,034
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                      (867,647)                                    (444,382)
------------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                         (867,647)                                    (444,382)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of long-term debt                                               (1,600,616)                                 (4,609,043)
------------------------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                        (1,600,616)                                 (4,609,043)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                    (97,256)                                     (5,668)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (444,637)                                   (284,059)

Cash and cash equivalents, beginning of period                                2,350,515                                   1,692,070
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $   1,905,878                               $   1,408,011
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     See accompanying notes to financial statements.



                                                             Niagara Corporation
                                                                and Subsidiaries

                               Notes to Financial Statements - Information as of
                                        March 31, 2002 and for the periods ended
                                           March 31, 2001 and 2002 is unaudited.

--------------------------------------------------------------------------------
  1.       Basis of                   The accompanying condensed financial
           Presentation               statements of Niagara Corporation
                                      ("Niagara") and its subsidiaries
                                      (together with Niagara, the
                                      "Company"), Niagara LaSalle
                                      Corporation ("Niagara LaSalle"),
                                      LaSalle Steel Company ("LaSalle," and
                                      together with Niagara LaSalle,
                                      "Niagara US") and Niagara LaSalle
                                      (UK) Limited ("Niagara UK"), are
                                      unaudited; however, in the opinion of
                                      management, all adjustments necessary
                                      for a fair statement of financial
                                      position and results for the stated
                                      periods have been included. These
                                      adjustments are of a normal recurring
                                      nature. Selected information and
                                      footnote disclosures normally
                                      included in financial statements
                                      prepared in accordance with generally
                                      accepted accounting principles have
                                      been condensed or omitted. Results
                                      for interim periods are not
                                      necessarily indicative of the results
                                      to be expected for an entire fiscal
                                      year. It is suggested that these
                                      condensed financial statements be
                                      read in conjunction with the
                                      Company's audited financial
                                      statements and accompanying notes for
                                      the year ended December 31, 2001.

    2.   Foreign Currency             Niagara UK, an English company,
         Translation and              uses British pounds sterling
         Transactions                 ("(pound)") as its functional
                                      currency and its accounts are
                                      translated to United States dollars
                                      in conformity with Statement of
                                      Financial Accounting Standards
                                      ("SFAS") No. 52, "Foreign Currency
                                      Translation." Assets and
                                      liabilities of this subsidiary are
                                      translated at the exchange rate in
                                      effect at the balance sheet dates
                                      and the related revenues and
                                      expenses have been translated at
                                      rates prevailing at the transaction
                                      dates, which approximate average
                                      rates for the periods. Translation
                                      adjustments arising from the use of
                                      different exchange rates from
                                      period to period are included as
                                      accumulated other comprehensive
                                      loss within the Statement of
                                      Stockholders' Equity. Gains and
                                      losses resulting from foreign
                                      currency transactions are included
                                      in other income within the
                                      Statements of Operations.



    3.     Inventories                Inventories consisted of the following:


                                        December 31,          March 31,
                                                2001               2002
                                      ---------------------------------

           Raw materials                 $10,503,938        $11,941,080

           Work-in-process                 3,783,934          3,705,409

           Finished goods                 29,825,791         29,923,232
                                      ----------------------------------
                                         $44,113,663        $45,569,721
                                      ----------------------------------

                                        At March 31, 2002, Niagara US
                                        inventories were $29,640,449
                                        determined using the LIFO method
                                        and Niagara UK inventories were
                                        $15,929,272 determined using the
                                        FIFO method.


       4.     Contingencies             Niagara US and Niagara UK are
                                        subject to extensive environmental
                                        laws and regulations concerning,
                                        among other matters, water and air
                                        emissions and waste disposal. Under
                                        such laws, including the
                                        Comprehensive Environmental
                                        Response, Compensation and
                                        Liability Act of 1980 as amended,
                                        Niagara US and Niagara UK may be
                                        responsible for parts of the costs
                                        required to remove or remediate
                                        previously disposed wastes or
                                        hazardous substances at the
                                        locations they own or operate or at
                                        the locations which they arranged
                                        for disposal of such materials. The
                                        costs expended through March 31,
                                        2002 have been largely covered by
                                        insurance. Management believes that
                                        the resolution of these matters
                                        will not have a material adverse
                                        effect on the Company's financial
                                        position or results of operations.

                                        Under the Company's insurance
                                        programs, coverage is obtained for
                                        catastrophic exposures as well as
                                        those risks required to be insured
                                        by law or contract. In connection
                                        with these programs, Niagara US has
                                        provided certain insurance carriers
                                        with a bond or irrevocable standby
                                        letter of credit totaling
                                        $1,555,000 as of March 31, 2002. It
                                        is the policy of the Company to
                                        retain a portion of certain
                                        expected losses. These relate
                                        primarily to workers' compensation,
                                        physical loss to property, business
                                        interruption resulting from such
                                        loss, and comprehensive general,
                                        product, vehicle, medical and life
                                        benefits and liability. Provisions
                                        for losses expected under these
                                        programs are recorded based upon
                                        the Company's estimates of the
                                        aggregate liability for claims.
                                        Such estimates utilize certain
                                        actuarial assumptions followed in
                                        the insurance industry and are
                                        included in accrued expenses.

       5.   Segments and            The Company operates in two
            Related                 reportable segments: (i) Niagara US
            Information             which has operations in the United
                                    States and (ii) Niagara UK which
                                    has operations in the United
                                    Kingdom. The Company operates these
                                    segments as separate strategic
                                    business units and measures the
                                    segment performance based on
                                    earnings before interest, taxes,
                                    depreciation and amortization
                                    ("EBITDA"). Niagara UK uses British
                                    pounds sterling as its functional
                                    currency and its accounts are
                                    translated to United States dollars
                                    in conformity with SFAS No. 52,
                                    "Foreign Currency Translation."
                                    Assets and liabilities of this
                                    subsidiary have been translated at
                                    the exchange rates in effect on
                                    March 31, 2001 and 2002, and the
                                    related revenues and expenses have
                                    been translated at rates prevailing
                                    at the transaction date, which
                                    approximates average rates for the
                                    periods. The following tables set
                                    forth certain performance and other
                                    information by reportable segment.



           Three months ended
           March 31, 2001                          Niagara US         Niagara UK
           ---------------------------------------------------------------------
           Net sales                             $ 50,133,205       $ 31,127,870
           Segment profit (EBITDA)                  4,451,557          1,829,777
           Depreciation and amortization            1,957,468            564,923
           Interest expense                         1,075,701            621,115
           Long-lived assets                       84,528,224         13,919,938
           Segment assets                         144,278,726         66,783,116
           Acquisition of property and equipment      650,192            217,455
           ---------------------------------------------------------------------



           Three months ended
           March 31, 2002                         Niagara US         Niagara UK
           ---------------------------------------------------------------------

           Net sales                             $ 41,309,233        $21,662,006
           Segment profit (EBITDA)                  3,673,835          (135,454)
           Depreciation and amortization            1,836,773            475,106
           Interest expense                           544,740            377,643
           Long-lived assets                       78,943,356         11,128,655
           Segment assets                         127,924,497         51,246,279
           Acquisition of property and equipment      234,525            209,857
           ---------------------------------------------------------------------

           Niagara US sells its products primarily to customers in the United States.

           Approximately 68% of Niagara UK's sales to unaffiliated customers during the three months ended March 31, 2002 were within the United Kingdom with 19% to continental Europe and 13% to the rest of the world. These amounts were 63%, 21% and 16%, respectively, for the three months ended March 31, 2001. Niagara UK's sales to any one foreign country, other than the United States, for these periods represented less than 5% of its total sales.

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under this first plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under this second plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 (approximately $5,133,600), subject to adjustment. This transaction is subject to the buyer receiving approval from the local planning authority of its plans to build residential property at the site. Niagara UK's option to purchase this property is exercisable on 3 months' notice and upon payment of (pound)1,495,000 (approximately $2,132,000).


Results of Operations

         During the first quarter 2002, the Company continued to experience the decline in sales and net income that began during the third quarter 2000. In the U.S., demand for the Company's products by service centers, the Company's major customer base in the U.S., declined relative to the first quarter of 2001, in the face of continuing weak conditions in the manufacturing sector of the economy. Conditions in the U.S. have improved, however, as compared to the second half of 2001, with both demand and prices increasing following the announcement of Section 201 tariffs on imported steel that went into effect on March 20, 2002.

         During the first quarter 2002, the Company's U.K. operations continued to be faced with weak conditions in the manufacturing sector of the U.K. and other European countries. In addition, the high value of the pound sterling relative to Western European currencies and the imposition of U.S. tariffs on imported steel has had a negative impact on Niagara UK's export business.

         Faced with these conditions, management has continued to review all operations for cost cutting opportunities and effected further reductions in raw material, production and transportation costs and capital expenditures during the first quarter 2002. In addition, the Company reduced long-term debt during this period by $ 4,609,043.


Three Months ended March 31, 2002 compared with March 31, 2001

         Net sales for the three months ended March 31, 2002 were $62,971,239, representing a decrease of $18,289,836, or 22.5%, over the same period in 2001. Approximately 48.2% of this decrease was attributable to the Company's U.S. operations with the remainder, 51.8%, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a marked decrease in sales volume (16% and 23%, respectively) and, to a lesser extent, a decrease in prices (2.1% and 3.3%, respectively).

         Cost of products sold for the three months ended March 31, 2002 decreased by $15,116,019 to $56,141,691, representing a decrease of 21.2% over the same period in 2001. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K.
operations.

         Gross margins for the three months ended March 31, 2002 decreased by 1.5% compared to the same period in 2001 due primarily to the Company's decreased net sales and a decrease in prices.

         Selling, general and administrative expenses for the three months ended March 31, 2002 decreased by $879,234 to $6,104,220, or 9.7% of sales, compared to 8.6% of sales for the same period in 2001. The reduction in dollar amount was primarily attributable to the Company's cost-cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales.

         Interest expense for the three months ended March 31, 2002 decreased by $774,433 to $922,383, due to decreased levels of borrowing and lower interest rates.

         Net loss for the three months ended March 31, 2002 was $188,688, a decrease of $1,022,848, as compared to net income of $834,160 for the three months ended March 31, 2001. The decrease attributable to the Company's U.K. operations was $1,070,747, which was partially offset by an increase of $47,899 attributable to the Company's U.S. operations.


Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 2002 totaled $444,382 as compared to $867,647 for the same period in 2001. This decrease was attributable to a decrease by both U.S. and U.K. operations in the purchase of new machinery and equipment in response to weak operating conditions.

         Cash flows provided by operating activities were $4,775,034 for the three months ended March 31, 2002, an increase of $2,654,152 as compared to cash flows provided by operating activities of $2,120,882 for the same period in 2001. This increase was largely attributable to a decrease in accounts receivable in 2002 as compared to an increase in 2001 (a decrease of $1,444,922 in 2002 as compared to an increase of $5,880,552 in 2001) and an increase in accounts payable, accrued expenses and other non-current liabilities in 2002 as compared to 2001 (an increase of $4,948,312 in 2002 as compared to an increase of $1,537,385 in 2001). These were partially offset by an increase in inventories in 2002 as compared to a decrease in 2001 (an increase of $1,758,570 in 2002 as compared to a decrease of $4,586,850 in 2001), and a decrease in net income (net loss of $188,688 in 2002 as compared to net income of $834,160 in 2001). Cash and cash equivalents at March 31, 2002 was $1,408,011, a decrease of $284,059 as compared to December 31, 2001. Such funds are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") and Niagara LaSalle terminated its previously existing credit agreements. The other parties to the Credit Agreement are Manufacturers and Traders Trust Company ("M&T"), Comerica Bank, Citizens Business Credit Company, The Prudential Insurance Company of America and PNC Bank. The Credit Agreement provides for a $50,000,000 revolving credit facility and a $40,000,000 term loan. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

         Principal of the term loan under the Credit Agreement amortizes in monthly installments that commenced on November 1, 1997 and end on April 1, 2004. The principal repayment installments on the term loan escalate throughout its term. Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory and will mature on July 31, 2003. Interest on such loans is payable in monthly installments at a rate that is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%.

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to cash interest expense. Niagara US was in compliance with all of these requirements as of March 31, 2002.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of March 31, 2002, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during the three months ended March 31, 2002.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $14.3 million) term loan and a (pound)9.8 million (approximately $14.0 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on April 30, 2006. The principal repayment installments on the term loan escalate throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory and will mature on July 31, 2004. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% and is payable at the conclusion of such interest periods.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for up to (pound)20 million (approximately $28.5 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. Advances under the Discount Agreement accrue interest at the National Westminster base rate plus 2.25% and mature on August 23, 2003. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.1 million) and subsequently reduced to (pound)2.5 million (approximately $3.6 million) as of December 31, 1999.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of March 31, 2002.

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

         At March 31, 2002, the Company had borrowed or been advanced $36,937,000 under its revolving credit facilities and the Discount Agreement and had approximately $14,309,000 in available credit thereunder, and the outstanding balance of its term loans was $29,370,000. Working capital of the Company at March 31, 2002 was $32,018,653.


Critical Accounting Policies

         On December 12, 2001, the Securities and Exchange Commission (the "SEC") issued Financial Reporting Release No. 60 which requires a discussion of the critical accounting policies used by companies in the preparation of their financial statements. Note 1 to the Company's audited financial statements for the year ended December 31, 2001 includes a summary of the significant accounting policies used by the Company in the preparation of its financial statements. The Company believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's condensed financial statements.

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to inventory reserves, taxes, doubtful accounts, intangible assets, insurance, litigation, environmental compliance and other contingencies. Management bases its estimates on historical data, when available, professional advice, experience and various assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

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


Effect of Recent Accounting Pronouncements


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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company is in the process of completing this test and, accordingly, has not yet determined what effect the adoption of this statement will have on its financial statements. For the three months ended March 31, 2001, goodwill amortization net of tax benefit was approximately $12,000. As of March 31, 2002, the net carrying amount of goodwill was $1,904,499.

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

         The Company sells its products primarily to customers in North America and Europe. Niagara UK's revenues are generally collected in the local currency of its customers. To reduce the Company's exposure to fluctuations in exchange rates, Niagara UK purchases foreign exchange contracts in amounts and with expiration dates in line with customer orders. At March 31, 2002, Niagara UK had approximately (pound)1,940,000 (approximately $2,762,000) of such contracts all of which were due to mature during 2002. Revenues from sales by Niagara US are collected exclusively in U.S. dollars.

         The Company is subject to the economic conditions affecting its customers. To reduce its customer credit risk, Niagara UK has insured substantially all of its accounts receivable. Generally, these insurance policies provide for payments to Niagara UK of 80% of the unpaid invoiced amounts. In the U.S., management continuously reviews information concerning the financial condition of its customers and believes that its allowance for doubtful accounts is sufficient to cover such risks.


       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases or in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 2001, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.


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

           +++++4.8 Sixth Amendment to the Credit Agreement, effective as of December 31, 1999.

          !!!!!!4.9        Seventh Amendment to the Credit Agreement, effective
                           as of March 31, 2000.

         !!!!!!4.10        Eighth Amendment to the Credit Agreement, effective
                           as of June 8, 2000.

         ******4.11        Ninth Amendment to the Credit Agreement, effective
                           as of June 28, 2001.

        !!!!!!!4.12        Tenth Amendment to the Credit Agreement, effective
                           as of December 31, 2001.

               4.13 Eleventh Amendment to the Credit Agreement, effective as of March 31, 2002.

           ****4.14 Bank Facilities Agreement, dated May 21, 1999, between National Westminster Bank Plc and Niagara LaSalle (UK) Limited (the "Facilities Agreement").

         ++++++4.15        Amendment to the Facilities Agreement, effective
                           June 30, 2000.

         ******4.16        Second Amendment to the Facilities Agreement,
                           effective June 30, 2001.

        !!!!!!!4.17        Third Amendment to the Facilities Agreement,
                           effective December 31, 2001.

               4.18 Fourth Amendment to the Facilities Agreement, effective March 31, 2002.

           ****4.19 Intercreditor Agreement, dated May 21, 1999, between National Westminster Bank Plc, Niagara Corporation and Niagara LaSalle (UK) Limited.

           ++++4.20 Invoice Discounting Agreement, dated August 23, 1999, between Niagara LaSalle (UK) Limited and Lombard Natwest Discounting Limited (the "Discount Agreement").

         ++++++4.21        Amendment to the Discount Agreement, effective
                           June 30, 2000.

         ******4.22        Second Amendment to the Discount Agreement,
                           effective June 30, 2001.

        !!!!!!!4.23        Third Amendment to the Discount Agreement,
                           effective December 31, 2001.

               4.24 Fourth Amendment to the Discount Agreement, effective March 31, 2002.

           ++++4.25 Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited,
                           Niagara Corporation and Niagara LaSalle (UK) Limited.

           ++++4.26 Deed of Priority, dated August 23, 1999, between Lombard Natwest Discounting Limited, National Westminster Bank Plc, Manufacturers and Traders Trust Company, Niagara LaSalle (UK) Limited and Niagara Corporation.

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

          ++++10.12        Form of Niagara LaSalle (UK) Limited Lease.

          ++++10.13        Form of Niagara LaSalle (UK) Limited Side Deed.

          ++++10.14        Form of Niagara LaSalle (UK) Limited Option
                           Agreement.

          ++++10.15        Form of Niagara LaSalle (UK) Limited Lease Renewal
                           Deed.

       !!!!!!!10.16        Agreement, dated March 15, 2002, between Niagara
                           (UK) Limited and George Wimpey Midland Limited

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

              +++++ Incorporated by reference to exhibits filed with Registrant's Report on Form 10-K for the fiscal year ended December 31, 2001.

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

            !!!!!!! Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2001.

                  (b) Reports on Form 8-K.

                      None.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2002              NIAGARA CORPORATION
                                (Registrant)

                                /s/ Michael Scharf
                                -----------------------------------------------
                                Michael Scharf, President


Date: May 15, 2002              /s/ Raymond Rozanski
                                -----------------------------------------------
                                Raymond Rozanski, Vice President and Treasurer