Form 10-Q
period 2002-06-30
NIAGARA CORP
filed 2002-08-14
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended June 30, 2002

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
                            -------------------
           (Exact Name of Registrant as Specified in Its Charter)



            Delaware                                          59-3182820
 -----------------------------                          ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

                             667 Madison Avenue
                          New York, New York 10021
                       -----------------------------
                  (Address of Principal Executive Offices)

                               (212) 317-1000
                       -----------------------------
                          (Registrant's Telephone
                        Number, Including Area Code)

                                    N/A
                       -----------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO___.

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of June 30, 2002.

NIAGARA CORPORATION

Index to June 2002 Form 10-Q
-------------------------------------------------------------------------------
                                                                          Page
                                                                          ----

Part I - Financial Information

  Financial Statements (Unaudited):
     Niagara Corporation
          Balance Sheets...................................................   3
          Statements of Operations......................................... 4-5
          Statement of Stockholders' Equity................................   6
          Statements of Cash Flows.........................................   7
          Notes to Financial Statements....................................   8

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................  13

  Quantitative and Qualitative Disclosures about Market Risk ..............  21

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions
     of the Private Securities Litigation Reform Act of 1995...............  22

Part II - Other Information................................................  23

Signatures.................................................................  27

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries


                                                                                                                  Balance Sheets
=================================================================================================================================
=================================================================================================================================

                                                                                          December 31,                  June 30,
                                                                                                  2001                     2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (unaudited)
Assets

Current:

   Cash and cash equivalents                                                               $ 1,692,070               $ 1,162,537

   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,276,000 and $1,314,000                                                             37,844,609                39,119,373

   Inventories                                                                              44,113,663                49,158,142

   Deferred income taxes                                                                     1,678,000                 1,678,000

   Other current assets                                                                      3,870,749                 5,392,198
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                89,199,091                96,510,250

Property, plant and equipment, net of accumulated depreciation and
   amortization of $40,232,578 and $45,585,667                                              89,658,179                86,402,918

Goodwill                                                                                     1,904,499                 1,904,499

Deferred financing costs, net of accumulated amortization of $516,564
   and $571,908                                                                                258,436                   203,092

Intangible pension asset                                                                       370,000                   344,000

Other assets, net of accumulated amortization of $883,293 and $945,525                         488,725                   485,973
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 181,878,930              $185,850,732
=================================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                                                       $ 32,604,979              $ 39,441,962

   Accrued expenses                                                                         10,671,116                12,795,003

   Current maturities of long-term debt                                                      9,709,148                12,509,994
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                           52,985,243                64,746,959

Other:

   Long-term debt, less current maturities                                                  62,293,980                55,292,551

   Accrued pension cost                                                                      1,987,000                 1,320,500

   Accrued other postretirement benefits                                                     5,302,483                 4,869,812

   Deferred income taxes                                                                    10,020,000                10,020,000

   Other noncurrent liabilities                                                                 37,710                    25,978
---------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  132,626,416               136,275,800
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:

   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                                    -                         -

   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                     9,998

   Additional paid-in capital                                                               50,111,675                50,111,675

   Retained earnings                                                                        11,852,159                11,776,956

   Accumulated other comprehensive loss                                                     (4,471,634)               (4,074,013)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            57,502,198                57,824,616

   Treasury stock, at cost, 1,758,938 shares                                                (8,249,684)               (8,249,684)
---------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          49,252,514                49,574,932
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 181,878,930             $ 185,850,732
=================================================================================================================================

                                                                                 See accompanying notes to financial statements.



                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Operations
                                                                                                                     (Unaudited)
=================================================================================================================================
=================================================================================================================================

Three months ended June 30,                                                                     2001                        2002
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                               $ 70,294,475                $ 66,601,860

Cost of products sold                                                                     62,196,896                  58,545,977
---------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                            8,097,579                   8,055,883

Operating expenses:

   Selling, general and administrative                                                     6,569,370                   6,306,048
---------------------------------------------------------------------------------------------------------------------------------
   Income from operations                                                                  1,528,209                   1,749,835

Other income (expense):

   Interest expense                                                                       (1,384,601)                   (895,191)

   Other income                                                                               84,064                     163,841
---------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes                                                           227,672                   1,018,485

Provision for income taxes                                                                    90,000                     905,000
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $    137,672                $    113,485
=================================================================================================================================
Earnings per share (basic and diluted)                                                  $        .02                $        .01
=================================================================================================================================
Weighted average common shares outstanding:
  (basic and diluted)                                                                      8,363,817                   8,238,517
=================================================================================================================================
                                                                                 See accompanying notes to financial statements.

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Operations
                                                                                                                     (Unaudited)
=================================================================================================================================
=================================================================================================================================

Six months ended June 30,                                                                       2001                        2002
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $ 151,555,550                $129,573,099

Cost of products sold                                                                    133,454,606                 114,687,668
---------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                                           18,100,944                  14,885,431

Operating expenses:

   Selling, general and administrative                                                    13,552,824                  12,410,268
---------------------------------------------------------------------------------------------------------------------------------
        Income from operations                                                             4,548,120                   2,475,163

Other income (expense):

   Interest expense                                                                       (3,081,417)                 (1,817,574)

        Other income                                                                          95,129                     212,208
---------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes
                                                                                           1,561,832                     869,797

Provision for income taxes                                                                   590,000                     945,000
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $     971,832                $    (75,203)
=================================================================================================================================
Earnings (loss) per share (basic and diluted)                                          $         .12                $      (.01)
=================================================================================================================================
Weighted average common shares outstanding:
  (basic and diluted)                                                                      8,363,817                   8,238,517
=================================================================================================================================

                                                                                 See accompanying notes to financial statements.

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries


                                                                                               Statement of Stockholders' Equity
                                                                                                                     (Unaudited)
=================================================================================================================================
=================================================================================================================================

Six months ended June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                        Common Stock            Additional                    other         Treasury      Total
                                ----------------------------     Paid-in      Retained     comprehensive     stock     stockholders'
                                Number of  shares    Amount      capital      earnings        loss          at cost       equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002             9,997,455       $9,998    $50,111,675   $11,852,159    $(4,471,634)  $(8,249,684)  $49,252,514

Comprehensive income:

   Net (loss) for the period             -             -            -            (75,203)             -             -       (75,203)

   Foreign currency translation
     adjustment (Note 2)                 -             -            -                           397,621             -       397,621
-----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income               -             -            -                 -               -             -       322,418

===================================================================================================================================
Balance, June 30, 2002               9,997,455       $9,998    $50,111,675   $11,776,956    $(4,074,013)  $(8,249,684)  $49,574,932
===================================================================================================================================

                                                                                 See accompanying notes to financial statements.




                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                        Statements of Cash Flows
                                                                                                                     (Unaudited)
===================================================================================================================================
===================================================================================================================================
Six months ended June 30,                                                                     2001                          2002
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income (loss)                                                                    $    971,832                 $   (75,203)
-----------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                                      4,967,572                   4,631,707

        Provision for doubtful accounts                                                      205,652                      21,021

        Pension costs                                                                     (1,127,483)                   (666,500)

        Other postretirement benefits                                                       (123,262)                   (432,671)

        Changes in assets and liabilities:

              Decrease (increase) in accounts receivable                                   1,349,413                    (137,287)

              Decrease (increase) in inventories                                           6,419,877                  (4,167,446)

              Increase in other assets, net                                                 (428,757)                 (1,816,740)

              (Decrease) increase in trade accounts payable, accrued
                   expenses and other non-current liabilities                               (638,317)                  8,207,576
-----------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                         10,624,695                   5,639,660
-----------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating  activities                                11,596,527                   5,564,457
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

   Acquisition of property and equipment                                                  (1,490,059)                   (635,210)
-----------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                     (1,490,059)                   (635,210)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

   Repayment of long-term debt                                                            (7,334,834)                 (5,571,951)
-----------------------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                                     (7,334,834)                 (5,571,951)

Effect of exchange rate changes on cash and cash equivalents                                 (99,756)                    113,171
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       2,671,878                    (529,533)
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                                             2,350,515                   1,692,070
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $  5,022,393               $   1,162,537
===================================================================================================================================

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

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                               Notes to Financial Statements - Information as of

                                                                                         June 30, 2002 and for the periods ended
                                                                                            June 30, 2001 and 2002 is unaudited.

===================================================================================================================================
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
1.   Basis of                     The accompanying condensed financial statements of Niagara Corporation ("Niagara") and
     Presentation                 its subsidiaries (together with Niagara, the "Company"), Niagara LaSalle Corporation ("Niagara
                                  LaSalle"), LaSalle Steel Company ("LaSalle," and together with Niagara LaSalle, "Niagara US")
                                  and Niagara LaSalle (UK) Limited ("Niagara UK"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature.
                                  Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2001.


2.   Foreign Currency             Niagara UK, an English company, uses British pounds sterling ("(pound)") as its functional
     Translation                  currency and its accounts are translated to United States dollars in conformity with
     and Transactions             Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation."
                                  Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the balance sheet dates and the related revenues and expenses have been translated at rates prevailing at the transaction dates, which approximate average rates for the periods.
                                  Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive income (loss) within the Statement of
                                  Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in other income within the Statements of Operations.


3.   Inventories                  Inventories consisted of the following:


                                                                                December 31,          June 30,
                                                                                        2001              2002
                                                                                ---------------------------------
                                  Raw materials                                  $10,503,938       $12,701,575

                                  Work-in-process                                  3,783,934         3,846,436

                                  Finished goods                                  29,825,791        32,610,131
                                                                                ---------------------------------
                                                                                 $44,113,663       $49,158,142


                                  At June 30, 2002, Niagara US inventories were $32,931,020 determined using the LIFO method and Niagara UK inventories were $16,227,122 determined using the FIFO method.


4.   Contingencies                Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of
                                  1980 as amended, Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs expended through June 30, 2002 have been largely covered by insurance.
                                  Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                  Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with a bond or irrevocable standby letter of credit totaling $1,630,000 as of June 30, 2002. It is the policy of the
                                  Company to retain a portion of certain expected losses. These relate primarily to workers'
                                  compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

                                  The hourly production workers at LaSalle's Griffith, Indiana facility, representing approximately 3.5% of Niagara US's personnel, are covered by a collective bargaining agreement which expires on February 19, 2003.


5.   Segments and                 The Company operates in two reportable segments: (i) Niagara US which has operations in
     Related                      the United States and (ii) Niagara UK which has operations in the United Kingdom. The
     Information                  Company operates these segments as separate strategic business units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization
                                  ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign
                                  Currency Translation." Assets and liabilities of this subsidiary have been translated at the exchange rates in effect on June 30, 2001 and 2002, and the related revenues and expenses have been translated at rates prevailing at the transaction dates, which approximates average rates for the periods. The following tables set forth certain performance and other information by reportable segment.


                                  Three months ended
                                  June 30, 2001                                               Niagara US         Niagara UK
                                  -----------------------------------------------------------------------------------------

                                  Net sales                                                 $ 43,571,277       $ 26,723,198

                                  Segment profit (EBITDA)                                      3,314,620          1,147,070

                                  Depreciation and amortization                                1,954,469            441,177

                                  Interest expense                                               846,636            537,965

                                  Long-lived assets                                           83,108,910         13,564,790

                                  Segment assets                                             140,935,113         61,850,357

                                  Acquisition of property and equipment                          525,668             96,744
                                  -----------------------------------------------------------------------------------------



                                  Three months ended
                                  June 30, 2002                                             Niagara US         Niagara UK
                                  ---------------------------------------------------------------------------------------

                                  Net sales                                               $ 46,395,745       $270,206,115

                                  Segment profit (loss) (EBITDA)                             4,697,006           (263,237)

                                  Depreciation and amortization                              1,864,952            406,228

                                  Interest expense                                             494,841            400,350

                                  Long-lived assets                                         77,309,236         11,518,306

                                  Segment assets                                           131,698,253         53,161,856

                                  Acquisition of property and equipment                        192,590             11,243
                                  ---------------------------------------------------------------------------------------




                                  Six months ended
                                  June 30, 2001                                           Niagara US           Niagara UK
                                  ---------------------------------------------------------------------------------------

                                  Net sales                                               $ 93,704,482        $57,851,068

                                  Segment profit (EBITDA)                                    7,766,177          2,976,847

                                  Depreciation and amortization                              3,911,937          1,006,100

                                  Interest expense                                           1,922,337          1,159,080

                                  Long-lived assets                                         83,108,910         13,564,790

                                  Segment assets                                           140,935,113         61,850,357

                                  Acquisition of property and equipment                      1,175,860            314,199
                                  ---------------------------------------------------------------------------------------



                                  Six months ended
                                  June 30, 2002                                             Niagara US         Niagara UK
                                  ---------------------------------------------------------------------------------------

                                  Net sales                                               $ 87,704,978       $41,868,121

                                  Segment profit (loss) (EBITDA)                             8,370,841          (398,691)

                                  Depreciation and amortization                              3,701,725           881,334

                                  Interest expense                                           1,039,581           777,993

                                  Long-lived assets                                         77,309,236        11,518,306

                                  Segment assets                                           131,698,253        53,161,856

                                  Acquisition of property and equipment                        427,115           208,094
                                  ---------------------------------------------------------------------------------------



                                  Niagara US sells its products primarily to customers in the United States.

                                  Approximately 68% of Niagara UK's sales to unaffiliated customers during the six months ended
                                  June 30, 2002 were within the United Kingdom, 17% to continental Europe and 14% to the rest of the world. These amounts were 64%, 20% and 16%, respectively, for the six months ended June 30,
                                  2001. For these periods, Niagara UK's sales to any one foreign country, other than the United
                                  States, represented less than 5% of its total sales.

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under this first plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under this second plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 (approximately $5,519,000), subject to adjustment. Niagara UK's option to purchase this property is exercisable upon payment of (pound)1,495,000 (approximately $2,292,000). This transaction is subject to the buyer receiving approval from the local planning authority of its plans to build residential property at the site. The planning authority is scheduled to consider the matter on August 21, 2002.

         In response to an International Trade Commission finding on the negative effects of imports on the domestic steel industry and its workers, on March 5, 2002, President Bush announced tariffs and other measures concerning a broad range of steel products imported into the United States. These measures became effective on March 20, 2002 and include tariffs on imported hot rolled and cold finished steel bar of 30% in the first year, 24% in the second year and 18% in the third year. Excluded from the tariffs are imports from many developing countries, as well as Canada and Mexico. The Company has submitted applications for exclusion of 50 products, 14 of which have been granted to date. The Company has been advised that the remaining applications are under consideration and determinations with respect thereto will be made before the end of August 2002. Challenges to these tariffs and other measures have been brought before the World Trade Organization and certain individual countries are reported to be considering responsive measures.

         On July 2, 2002, Niagara LaSalle offered to purchase from Republic Technologies International, LLC ("Republic") all of the equipment and supplies located at Republic's Harvey, Illinois facility. Niagara LaSalle's offer of $2.225 million prevailed at an auction held on July 8, 2002 and was approved by the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division, on July 23, 2002. The closing of this transaction is subject to the satisfaction of certain conditions. Following closing, Niagara LaSalle would relocate the equipment and supplies to another operating facility or hold them in storage.

Results of Operations

         During the second quarter of 2002, the Company experienced an overall decline in sales and net income as compared to the same period in 2001. Conditions in the manufacturing sector in the U.S., while lacking bouyancy, continued the improvement that began in the first quarter of 2002 as a result of a reduction in capacity, due primarily to the closure of certain competitors' facilities, and following the imposition of Section 201 tariffs. As a result, Niagara US's sales, margins and net income improved for the quarter as compared to the second quarter of 2001.

         During the second quarter of 2002, the Company's U.K. operations continued to be faced with weak conditions in the manufacturing sector of the U.K. and other European countries. In addition, the high value of the pound sterling relative to the Euro and the imposition of U.S. tariffs on imported steel had a negative impact on Niagara UK's export business. As a result, Niagara UK's sales, margins and net income declined for the quarter as compared to the second quarter of 2001.

         Faced with these conditions, management has continued to review all operations for additional cost-cutting opportunities and effected further reductions in raw material, production and transportation costs and capital expenditures during the second quarter of 2002.


Three Months ended June 30, 2002 compared with June 30, 2001

         Net sales for the three months ended June 30, 2002 were $66,601,860, representing a decrease of $3,692,615, or 5.3%, over the same period in 2001. Net sales by the Company's U.K. operations decreased by $6,517,083, or 24.4%, which was partially offset by an increase in net sales by the Company's U.S. operations of $2,824,468 or 6.5%. The decrease in net sales attributable to the Company's U.K. operations was due primarily to a marked decrease in sales volume of 24.3%, while the increase in net sales attributable to the Company's U.S. operations was due primarily to an increase in sales volume of 6.2%, and, to a lesser extent, an increase in prices of 1%.

         Cost of products sold for the three months ended June 30, 2002 decreased by $3,650,919 to $58,545,977, representing a decrease of 5.9% over the same period in 2001. This decrease was primarily attributable to the decrease in the cost of products sold by the Company's U.K. operations of $4,871,400 due to the decrease in sales volume by such operations, which was partially offset by an increase in the cost of products sold by the Company's U.S. operations of $1,220,481 due to the increase in sales volume by such operations.

         Gross margins for the three months ended June 30, 2002 increased by 0.6% compared to the same period in 2001. Gross margins for the Company's U.S. operations increased by 2.9% and were partially offset by a decrease of 3.4% in gross margins for the Company's U.K. operations.

         Selling, general and administrative expenses for the three months ended June 30, 2002 decreased by $263,322 to $6,306,048, or 9.5% of sales, compared to 9.3% of sales for the same period in 2001. The reduction in dollar amount was primarily attributable to the Company's cost-cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales by the Company's U.K. operations.

         Interest expense for the three months ended June 30, 2002 decreased by $489,410 to $895,191, due to decreased levels of borrowing and lower interest rates.

         Net income for the three months ended June 30, 2002 was $113,485, a decrease of $24,187, as compared to net income of $137,672 for the three months ended June 30, 2001. The decrease in net income attributable to the Company's U.K. operations was $1,262,471, which was partially offset by an increase in net income of $1,238,284 attributable to the Company's U.S. operations. Net income attributable to the Company's U.S. operations for the three months ended June 30, 2002 was taxed at statutory rates whereas no tax benefit, given the uncertainty of its realization, was recognized for the loss attributable to the Company's U.K. operations for this period.


Six Months ended June 30, 2002 compared with June 30, 2001

         Net sales for the six months ended June 30, 2002 were $129,573,099, representing a decrease of $21,982,451, or 14.5%, over the same period in 2001. Approximately 27.3% of this decrease was attributable to the Company's U.S. operations with the remainder, 72.7%, attributable to the Company's U.K. operations. The decrease in net sales attributable to the Company's U.S. and U.K. operations was due primarily to a decrease in sales volume (5% and 23%, respectively) and, to a lesser extent, a decrease in prices (0.6% and 1.9%, respectively).

         Cost of products sold for the six months ended June 30, 2002 decreased by $18,766,938 to $114,687,668, representing a decrease of 14.1% over the same period in 2001. This decrease was primarily attributable to the decreased sales volume from both the Company's U.S. and U.K. operations.

         Gross margins for the six months ended June 30, 2002 decreased by 0.5% compared to the same period in 2001 due primarily to the Company's decreased net sales and a decrease in prices.

         Selling, general and administrative expenses for the six months ended June 30, 2002 decreased by $1,142,556 to $12,410,268, or 9.6% of sales, compared to 8.9% of sales for the same period in 2001. The reduction in dollar amount was primarily attributable to the Company's cost-cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales.

         Interest expense for the six months ended June 30, 2002 decreased by $1,263,843 to $1,817,574, due to decreased levels of borrowing and lower interest rates.

         Net loss for the six months ended June 30, 2002 was $75,203, as compared to net income of $971,832 for the six months ended June 30, 2001. The decrease attributable to the Company's U.K. operations was $2,333,217, which was partially offset by an increase of $1,286,182 attributable to the Company's U.S. operations. Net income attributable to the Company's U.S. operations for the six months ended June 30, 2002 was taxed at statutory rates whereas no tax benefit, given the uncertainty of its realization, was recognized for the loss attributable to the Company's U.K. operations for the quarter ended June 30, 2002.


Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 2002 totaled $635,210 as compared to $1,490,059 for the same period in 2001. This decrease was attributable to a decrease by both U.S. and U.K. operations in the purchase of new machinery and equipment in response to weak operating conditions.

         Cash flows provided by operating activities were $5,564,457 for the six months ended June 30, 2002, a decrease of $6,032,070 as compared to cash flows provided by operating activities of $11,596,527 for the same period in 2001. This decrease was largely attributable to an increase in U.S. inventories in 2002 of $5,771,507 which was only partially offset by a decrease in U.K. inventories of $1,604,061 (for a net increase of $4,167,466), as compared to a decrease of $6,419,877 in 2001, an increase in accounts receivable of $137,287 in 2002 as compared to a decrease of $1,349,413 in 2001, and a net loss of $75,203 in 2002 as compared to net income of $971,832 in 2001. These were partially offset by an increase in accounts payable, accrued expenses and other non-current liabilities of $8,207,576 in 2002 as compared to a decrease of $638,317 in 2001. Cash and cash equivalents at June 30, 2002 was $1,162,537, a decrease of $529,533 as compared to December 31, 2001. Such funds are used for working capital and other corporate purposes.

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

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to debt service and capital expenditures. Niagara US was in compliance with all of these requirements as of June 30, 2002.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of June 30, 2002, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during the six months ended June 30, 2002.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $15.3 million) term loan and a (pound)9.8 million (approximately $15.0 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for up to (pound)20 million (approximately $30.6 million) of advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. Advances under the Discount Agreement accrue interest at the National Westminster base rate plus 2.25% and mature on August 23, 2003. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.5 million) and subsequently reduced to (pound)2.5 million (approximately $3.8 million) as of December 31, 1999.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of June 30, 2002.

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

         At June 30, 2002, the Company had borrowed or been advanced $39,369,000 under its revolving credit facilities and the Discount Agreement and had approximately $18,250,000 in available credit thereunder, and the outstanding balance of its term loans was $27,821,000. Working capital of the Company at June 30, 2002 was $31,763,291.


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

Effect of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires that entities use the purchase method of accounting, and prohibits the use of the pooling-of-interests method of accounting, for all business combinations initiated after June 30, 2001. This statement also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. The Company's previous business combinations were accounted for using the purchase method. The adoption of this statement had no effect on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company has completed this test and, based upon an appraisal by an independent third party, determined that the net carrying amount of goodwill is not impaired. The adoption of this statement has not had an effect on the Company's financial statements. For the three and six months ended June 30, 2001, goodwill amortization net of tax benefit was approximately $12,000 and $24,000, respectively. As of June 30, 2002, the net carrying amount of goodwill was $1,904,499.

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

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. Through February 2002, to reduce its exposure to fluctuations in exchange rates, Niagara UK purchased foreign exchange contracts in amounts and with expiration dates in line with customer orders. Following the adoption of the Euro earlier this year, Niagara UK's exposure to such fluctuations was substantially reduced. As a result, Niagara UK has discontinued its purchase of foreign exchange contracts.

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

      (a) An Annual Meeting of Niagara's Stockholders was held on July 9, 2002.

      (b) Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill were elected as directors of Niagara at the Annual Meeting.

      (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew
R. Heyer and Douglas T. Tansill to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 7,944,129 for and 25,900 withheld for each of Messrs. Michael Scharf and Archer, 7,961,429 for and 8,600 withheld for Mr. Gilbert Scharf, 7,960,429 for and 9,600 withheld for Mr. Cohn, 7,967,429 for and 2,600 withheld for Mr. Heyer, and 7,966,429 for and 3,600 withheld for Mr. Tansill, and (ii) the ratification of BDO Seidman LLP as Niagara's independent accountants for 2002, the vote as to which was 7,967,329 for, 2,600 against and 100 abstentions.


Item 5.        Other Information.


         On March 19, 2002, Niagara LaSalle loaned Frank Archer $110,000. The loan was evidenced by a Promissory Note (the "Original Note") executed by Mr. Archer in favor of Niagara LaSalle and due on July 19, 2002. Interest on the unpaid principal amount of the Original Note accrued at 4.32% per annum. The Original Note permitted prepayments of principal without premium or penalty. On July 18, 2002, Niagara LaSalle extended the maturity date of the Original Note to September 19, 2002. All other terms of the Original Note remained the same. The foregoing was reflected in an Amended and Restated Promissory Note (the "Amended Note") issued by Mr. Archer to Niagara LaSalle in exchange for the Original Note. On August 7, 2002, Mr. Archer paid Niagara LaSalle all amounts due on the Amended Note. Mr. Archer is a director of Niagara and the President of Niagara LaSalle and LaSalle.


Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits.

               +3.1        Registrant's Restated Certificate of Incorporation, as amended on May 16, 1996.
               *3.2        Registrant's By-laws.
               *4.1        Form of Common Stock Certificate.
           !!!!!4.2        Revolving Credit and Term Loan Agreement, dated as of April 18, 1997, by and among Niagara
                           Cold Drawn Corp., LaSalle Steel Company, Manufacturers and Traders Trust Company
                           (individually and as Agent), CIBC Inc. and National City Bank (the "Credit Agreement").
             +++4.3        First Amendment to the Credit Agreement, dated as of September 4, 1997.
             +++4.4        Second Amendment to the Credit Agreement, effective as of December 31, 1997.
              !!4.5        Third Amendment to the Credit Agreement, effective May 15, 1998.
              **4.6        Fourth Amendment to the Credit Agreement, effective as of December 1, 1998.
            ****4.7        Fifth Amendment to the Credit Agreement, effective as of May 21, 1999.
           +++++4.8        Sixth Amendment to the Credit Agreement, effective as of December 31, 1999.
          !!!!!!4.9        Seventh Amendment to the Credit Agreement, effective as of March 31, 2000.
         !!!!!!4.10        Eighth Amendment to the Credit Agreement, effective as of June 8, 2000.
         ******4.11        Ninth Amendment to the Credit Agreement, effective as of June 28, 2001.
          +++++4.12        Tenth Amendment to the Credit Agreement, effective as of December 31, 2001.
        !!!!!!!4.13        Eleventh Amendment to the Credit Agreement, effective as of March 31, 2002.
           ****4.14        Bank Facilities Agreement, dated May 21, 1999, between National Westminster Bank Plc and
                           Niagara LaSalle (UK) Limited (the "Facilities Agreement").
         ++++++4.15        Amendment to the Facilities Agreement, effective June 30, 2000.
         ******4.16        Second Amendment to the Facilities Agreement, effective June 30, 2001.
          +++++4.17        Third Amendment to the Facilities Agreement, effective December 31, 2001.
        !!!!!!!4.18        Fourth Amendment to the Facilities Agreement, effective March 31, 2002.
           ****4.19        Intercreditor Agreement, dated May 21, 1999, between National Westminster Bank Plc, Niagara
                           Corporation and Niagara LaSalle (UK) Limited.
           ++++4.20        Invoice Discounting Agreement, dated August 23, 1999, between Niagara LaSalle (UK) Limited and Lombard Natwest Discounting Limited (the "Discount Agreement").
         ++++++4.21        Amendment to the Discount Agreement, effective June 30, 2000.
         ******4.22        Second Amendment to the Discount Agreement, effective June 30, 2001.
          +++++4.23        Third Amendment to the Discount Agreement, effective December 31, 2001.
        !!!!!!!4.24        Fourth Amendment to the Discount Agreement, effective March 31, 2002.
           ++++4.25        Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited,
                           Niagara Corporation and Niagara LaSalle (UK) Limited.
           ++++4.26        Deed of Priority, dated August 23, 1999, between Lombard Natwest Discounting Limited,
                           National Westminster Bank Plc, Manufacturers and Traders Trust Company, Niagara LaSalle (UK)
                           Limited and Niagara Corporation.
            ***10.1        Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara
                           LaSalle Corporation and Michael Scharf.
              !10.2        Amended and Restated Promissory Note made by Southwest Steel Company, Inc. in favor of the
                           Cohen Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of
                           $898,000, dated January 31, 1996.
              !10.3        Guaranty, made by the Registrant in favor of the Cohen Family Revocable Trust, u/t/a dated
                           June 15, 1988, dated January 31, 1996.
             !!10.4        International Metals Acquisition Corporation 1995 Stock Option Plan (the "Stock Option
                           Plan").
           !!!!10.5        First Amendment to the Stock Option Plan, dated October 5, 1996.
             ++10.6        Second Amendment to the Stock Option Plan, dated June 8, 1998.
             ++10.7        Niagara Corporation Employee Stock Purchase Plan.
             **10.8        First Amendment to Lease, dated May 4, 1998, between Niagara LaSalle Corporation and North
                           American Royalties, Inc.
          *****10.9        Sale of Business Agreement, dated April 16, 1999, between Glynwed Steels Limited, Glynwed
                           International plc, Niagara LaSalle (UK) Limited and Niagara Corporation
         *****10.10        Property Agreement, dated April 16, 1999, between Glynwed Property Management Limited,
                           Glynwed Properties Limited, Niagara LaSalle (UK) Limited, Niagara Corporation and Glynwed
                           International plc.
         *****10.11        Agreement For Lease of Unit 6-8 Eagle Industrial Estate, dated April 16, 1999, between
                           Glynwed Property Management Limited, Glynwed Properties Limited, Niagara LaSalle (UK)
                           Limited and Niagara Corporation.
       +++++++10.12        Form of Niagara LaSalle (UK) Limited Lease.
       +++++++10.13        Form of Niagara LaSalle (UK) Limited Side Deed.
       +++++++10.14        Form of Niagara LaSalle (UK) Limited Option Agreement.
       +++++++10.15        Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.
       +++++++10.16        Agreement, dated March 15, 2002, between Niagara (UK) Limited and
                           George Wimpey Midland Limited
      !!!!!!!!10.17        Amended and Restated Promissory Note made by Frank Archer in favor of Niagara LaSalle
                           Corporation in the principal amount of $110,000, dated July 18, 2002.
                99.1       Certification of Chief Executive Officer
                99.2       Certification of Chief Financial Officer


______________________
              +         Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

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

        +++++++         Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

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

        !!!!!!!         Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002.

       !!!!!!!!         Incorporated by reference to exhibit 10-1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 2001.



               (b) Reports on Form 8-K.

                   None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002                          NIAGARA CORPORATION
                                              -------------------------------
                                               (Registrant)


                                               /s/ Michael Scharf
                                              -------------------------------
                                               Michael Scharf, President


Date: August 14, 2002                          /s/ Raymond Rozanski
                                              -------------------------------
                                              Raymond Rozanski, Vice President
                                              and Treasurer