Form 10-Q/A
period 2002-06-30
NIAGARA CORP
filed 2002-08-16
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended June 30, 2002

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
                  ---------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        59-3182820
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


                             667 Madison Avenue
                          New York, New York 10021
                 -----------------------------------------
                  (Address of Principal Executive Offices)

                          (212) 317-1000
                 -----------------------------------------
                          (Registrant's Telephone
                        Number, Including Area Code)

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

        This Amendment No. 1 is being filed by the undersigned registrant to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 15, 2002, to correct a typographical error in one table under "Note 5-- Segments and Related Information" in Part I- Financial Information of such Report. The amount reported in such note for Niagara UK's "Net Sales" for the three months ended June 30, 2002 is hereby amended to read $20,206,115.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 2002                       NIAGARA CORPORATION
                                            -------------------------------
                                            (Registrant)


                                             /s/ Michael Scharf
                                            -------------------------------
                                            Michael Scharf, President


Date: August 16, 2002                        /s/ Raymond Rozanski
                                            -------------------------------
                                            Raymond Rozanski, Vice President
                                            and Treasurer