Form 10-Q
period 2002-09-30
NIAGARA CORP
filed 2002-11-14
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2002

                        Commission File Number 0-22206

                              NIAGARA CORPORATION
               ------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



            Delaware                                          59-3182820
  -----------------------------                           --------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)



                              667 Madison Avenue
                           New York, New York 10021
                           ------------------------
                   (Address of Principal Executive Offices)

                                (212) 317-1000
                           ------------------------
                            (Registrant's Telephone
                         Number, Including Area Code)

                                      N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report.)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----    -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes       No  X
                                                     -----    -----


         There were 8,238,517 shares of the registrant's Common Stock outstanding as of September 30, 2002.

NIAGARA CORPORATION

Index to September 2002 Form 10-Q
--------------------------------------------------------------------------------
                                                                           Page
                                                                           ----


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):
             Niagara Corporation
               Balance Sheets..............................................   3
               Statements of Operations.................................... 4-5
               Statement of Stockholders' Equity...........................   6
               Statements of Cash Flows....................................   7
               Notes to Financial Statements...............................   8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  21

Item 4.  Controls and Procedures...........................................  22


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  ...............................................  23

Item 2.  Changes in Securities and Use of Proceeds.........................  23

Item 3.  Defaults Upon Senior Securities...................................  23

Item 4.  Submission of Matters to a Vote of Security Holders...............  23

Item 5.  Other Information.................................................  23

Item 6.  Exhibits and Reports on Form 8-K..................................  24

Signatures.................................................................  25

Certifications.............................................................  26

                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                                Balance Sheets
-------------------------------------------------------------------------------
                                                  December 31,    September 30,
-------------------------------------------------------------------------------
                                                          2001             2002
-------------------------------------------------------------------------------
                                                                    (unaudited)
-------------------------------------------------------------------------------

Assets

Current:
   Cash and cash equivalents                       $ 1,692,070      $ 5,042,111
--------------------------------------------------------------------------------

   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $1,276,000 and $1,247,000                   37,844,609       38,293,559
   Inventories                                      44,113,663       51,542,446
   Deferred income taxes                             1,678,000        1,678,000
   Other current assets                              3,870,749        4,927,124
--------------------------------------------------------------------------------
        Total current assets                        89,199,091      101,483,240

Property, plant and equipment,
  net of accumulated depreciation
  and amortization of $40,232,578
  and $48,156,559                                   89,658,179       84,330,712
Goodwill                                             1,904,499        1,904,499
Deferred financing costs,
  net of accumulated amortization
  of $516,564 and $599,580                             258,436          175,420
Intangible pension asset                               370,000          331,000
Other assets, net of accumulated
  amortization of $883,293 and $985,081                488,725          621,246
--------------------------------------------------------------------------------
                                                 $ 181,878,930     $188,846,117
================================================================================
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                              $  32,604,979     $ 40,698,610
   Accrued expenses                                 10,671,116       14,426,410
   Current maturities of long-term debt              9,709,148       10,023,341
--------------------------------------------------------------------------------
        Total current liabilities                   52,985,243       65,148,361

Other:

   Long-term debt, less current maturities          62,293,980       55,834,676
   Accrued pension cost                              1,987,000          987,250
   Accrued other postretirement benefits             5,302,483        5,024,606
   Deferred income taxes                            10,020,000       10,434,620
   Other noncurrent liabilities                         37,710          176,575
--------------------------------------------------------------------------------
        Total liabilities                          132,626,416      137,606,088
--------------------------------------------------------------------------------
Stockholders' equity:

   Preferred stock, $.001 par value -
      500,000 shares authorized;
      none outstanding                                       -                -
   Common stock, $.001 par value -
      15,000,000 shares authorized;
      9,997,455 issued                                   9,998            9,998
   Additional paid-in capital                       50,111,675       50,111,675
   Retained earnings                                11,852,159       13,168,211
   Accumulated other comprehensive loss             (4,471,634)      (3,800,171)
--------------------------------------------------------------------------------
                                                    57,502,198       59,489,713

   Treasury stock, at cost, 1,758,938 shares        (8,249,684)      (8,249,684)
--------------------------------------------------------------------------------

        Total stockholders' equity                  49,252,514       51,240,029
--------------------------------------------------------------------------------
                                                 $ 181,878,930    $ 188,846,117
================================================================================

                                See accompanying notes to financial statements.

                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                      Statements of Operations
                                                                   (Unaudited)

================================================================================
Three months ended September 30,                      2001                 2002
--------------------------------------------------------------------------------
Net sales                                     $ 60,372,998        $  67,650,129
Cost of products sold                           54,568,276           60,779,508
--------------------------------------------------------------------------------
         Gross profit                            5,804,722            6,870,621

Operating expenses:

   Selling, general and administrative           6,440,541            6,618,897
--------------------------------------------------------------------------------
        Income (loss) from operations             (635,819)             251,724

Other income (expense):

   Interest expense                             (1,267,532)            (889,866)
   Gain on sale of property                              -            2,906,834
   Other income                                     94,078                2,563
--------------------------------------------------------------------------------
        Income (loss) before income taxes       (1,809,273)           2,271,255

Provision (benefit) for income taxes              (650,000)             880,000
--------------------------------------------------------------------------------
Net income (loss)                             $ (1,159,273)           1,391,255
================================================================================

Earnings (loss) per share
  (basic and diluted)                         $      (.14)          $       .17
================================================================================

Weighted average common shares outstanding:
  (basic and diluted)                           8,351,559             8,238,517
================================================================================

                                 See accompanying notes to financial statements.

                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                      Statements of Operations
                                                                   (Unaudited)

================================================================================
Nine months ended September 30,                       2001                2002
--------------------------------------------------------------------------------

Net sales                                    $ 211,928,548         $197,223,228

Cost of products sold                          188,022,882          175,467,176
--------------------------------------------------------------------------------
      Gross profit                              23,905,666           21,756,052

Operating expenses:

   Selling, general and administrative          19,993,365           19,029,165
--------------------------------------------------------------------------------
     Income from operations                      3,912,301            2,726,887

Other income (expense):

   Interest expense                            (4,348,949)           (2,707,440)
   Gain on sale of property                             -             2,906,834
   Other income                                   189,208               214,771
--------------------------------------------------------------------------------
     Income (loss) before income taxes           (247,440)            3,141,052

Provision (benefit) for income taxes              (60,000)            1,825,000
--------------------------------------------------------------------------------
Net income (loss)                              $ (187,440)          $ 1,316,052
================================================================================
Earnings (loss) per share
  (basic and diluted)                          $     (.02)          $       .16
================================================================================
Weighted average common shares outstanding:
  (basic and diluted)                           8,359,686             8,238,517
================================================================================

                                 See accompanying notes to financial statements.

                                                                                                                NIAGARA CORPORATION
                                                                                                                  AND SUBSIDIARIES

                                                                                                  Statement of Stockholders' Equity
                                                                                                                       (Unaudited)
===================================================================================================================================
Nine months ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            Accumulated
                                     Common Stock            Additional                       other         Treasury       Total
                               -------------------------      paid-in         Retained     comprehensive     stock     stockholders'
                               Number of shares   Amount      capital         earnings         loss          at cost      equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002          9,997,455       $9,998    $50,111,675    $11,852,159     $(4,471,634)   $(8,249,684)  $49,252,514
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:

   Net income for the period            -              -            -        1,316,052               -             -      1,316,052
   Foreign currency
     translation adjustment
     (Note 2)                           -              -            -                          671,463             -        671,463
------------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income              -              -            -                 -              -             -      1,987,515

====================================================================================================================================
Balance, September 30, 2002       9,997,455       $9,998    $50,111,675    $13,168,211     $(3,800,171)   $(8,249,684)   $51,240,029
====================================================================================================================================

                                                                                    See accompanying notes to financial statements.

                                                           NIAGARA CORPORATION
                                                              AND SUBSIDIARIES

                                                      Statements of Cash Flows
                                                                    (Unaudited)

================================================================================
Nine months ended September 30,                        2001               2002
--------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income (loss)                             $ (187,440)       $  1,316,052
-------------------------------------------------------------------------------
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:

        Depreciation and amortization              7,217,569          6,887,718

        Gain on sale of property                           -         (2,906,834)

        Provision for doubtful accounts              309,460            (45,598)

        Deferred income taxes                              -            414,619

        Pension costs                             (1,857,483)          (999,750)

        Other postretirement benefits               (125,320)          (277,877)

        Changes in assets and liabilities:

            Decrease in accounts receivable        7,716,976          1,153,705

            Decrease (increase) in inventories    12,119,620         (6,247,464)

            Increase in other assets, net         (1,147,331)          (819,587)

           (Decrease) increase in trade
            accounts payable, accrued
            expenses and other non-current
            liabilities                          (11,305,350)        10,091,794
--------------------------------------------------------------------------------
                Total adjustments                 12,928,141          7,250,726
--------------------------------------------------------------------------------
                Net cash provided by
                 operating activities             12,740,701          8,566,778
--------------------------------------------------------------------------------
Cash flows from investing activities:

   Proceeds from sale of property                          -          3,109,050

   Acquisition of property and equipment          (2,703,285)          (741,302)
--------------------------------------------------------------------------------
                Net cash (used in)
                 provided by
                 investing activities             (2,703,285)         2,367,748
--------------------------------------------------------------------------------
Cash flows from financing activities:

   Repayment of long-term debt                    (9,434,966)        (7,948,112)
   Payments to acquire treasury stock               (219,275)               -
--------------------------------------------------------------------------------
                Net cash used in
                 financing activities             (9,654,241)        (7,948,112)
--------------------------------------------------------------------------------
Effect of exchange rate changes
  on cash and cash equivalents                      (117,816)           363,627
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents            265,359          3,350,041

Cash and cash equivalents,
  beginning of period                              2,350,515          1,692,070
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $ 2,615,874        $ 5,042,111
================================================================================

                                See accompanying notes to financial statements.

                                                             NIAGARA CORPORATION
                                                                AND SUBSIDIARIES

                               Notes to Financial Statements - Information as of
                                    September 30, 2002 and for the periods ended
                                       September 30, 2001 and 2002 is unaudited.
================================================================================

1.    Basis of             The accompanying condensed financial statements
      Presentation         of Niagara Corporation ("Niagara") and  its
                           subsidiaries (together with Niagara, the "Company"), Niagara LaSalle Corporation ("Niagara LaSalle"),
                           LaSalle Steel Company ("LaSalle," and together with
                           Niagara LaSalle, "Niagara US") and Niagara LaSalle
                           (UK) Limited ("Niagara UK"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.
                           It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2001.

2.    Foreign Currency     Niagara UK, an English company, uses British pounds
      Translation and      sterling ("(pound)") as its functional currency and
      Transactions         its accounts are translated to United States dollars
                           in conformity with Statement of Financial Accounting
                           Standards ("SFAS") No. 52, "Foreign Currency
                           Translation." Assets and liabilities of this subsidiary are translated at the exchange rates in effect at the balance sheet dates and the related revenues and expenses have been translated at the average rate for the periods. Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive income (loss) within the Statement of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in other income (expense) within the Statements of Operations.

3.    Inventories          Inventories consisted of the following:

                                                  December 31,     September 30,
                                                          2001              2002
                                               ---------------------------------

                            Raw materials          $10,503,938       $15,120,109

                            Work-in-process          3,783,934         3,977,418

                            Finished goods          29,825,791        32,444,919
                                               ---------------------------------

                                                   $44,113,663       $51,542,446
                           =====================================================

                           At September 30, 2002, Niagara US inventories were $35,892,736 determined using the LIFO method and Niagara UK inventories were $15,649,710 determined using the FIFO method.

4.    Contingencies        Niagara US and Niagara UK are subject to extensive
                           environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs expended through September 30, 2002 have been largely covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                           Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $1,220,000 as of September 30, 2002. It is the policy of the Company to retain a portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

                           The hourly production workers at LaSalle's Griffith, Indiana facility, representing approximately 3.5% of Niagara US's personnel, are covered by a collective bargaining agreement which expires on February 19, 2003.

5.    Segments and         The Company operates in two reportable segments: (i)
      Related              Niagara US which has operations in  the United States
      Information          and (ii) Niagara UK which has operations in the
                           United Kingdom. The Company operates these segments as separate strategic business units and measures the segment performance based on earnings before interest, taxes, depreciation and amortization
                           ("EBITDA"). Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation."
                           Assets and liabilities of this subsidiary have been translated at the exchange rates in effect on September 30, 2001 and 2002 and the related revenues and expenses have been translated at the average rates for the periods. The following tables set forth certain performance and other information by reportable segment.

                           Three months ended
                           September 30, 2001                          Niagara US         Niagara UK
                          ------------------------------------------------------------------------------
                           Net sales                                 $ 34,591,666       $ 25,781,332

                           Segment profit (EBITDA)                      1,621,399            484,466

                           Depreciation and amortization                1,817,405            393,108

                           Interest expense                               756,515            511,017

                           Long-lived assets                           81,766,043         14,257,062

                           Segment assets                             129,784,149         60,401,809

                           Acquisition of property and equipment          473,600            702,560
                          ------------------------------------------------------------------------------

                           Three months ended
                           September 30, 2002                          Niagara US         Niagara UK
                          ------------------------------------------------------------------------------
                           Net sales                                   $ 47,352,893       $ 20,297,236

                           Segment profit (loss) (EBITDA)(a)              3,404,235           (422,556)

                           Depreciation and amortization                  1,864,029            372,650

                           Interest expense                                 486,691            403,175

                           Long-lived assets                             75,696,969         11,170,622

                           Segment assets                               133,662,947         54,104,236

                           Acquisition of property and equipment             76,932             14,300
                          ------------------------------------------------------------------------------

                           (a) Segment profit (loss) (EBITDA) for Niagara UK does not include a $2,906,834 gain on the sale of property.


                           Nine months ended
                           September 30, 2001                           Niagara US         Niagara UK
                          ------------------------------------------------------------------------------
                           Net sales                                   $128,296,148         $83,632,400

                           Segment profit (EBITDA)                        9,387,576           3,461,313

                           Depreciation and amortization                  5,729,342           1,399,208

                           Interest expense                               2,678,852           1,670,097

                           Long-lived assets                             81,766,043          14,257,062

                           Segment assets                               129,784,149          60,401,109

                           Acquisition of property and equipment          1,649,860           1,016,759
                          ------------------------------------------------------------------------------

                           Nine months ended
                           September 30, 2002                           Niagara US           Niagara UK
                          ------------------------------------------------------------------------------
                           Net sales                                   $135,057,871        $62,165,357

                           Segment profit (loss) (EBITDA)(a)             11,775,076           (821,247)
                                                                          5,565,754          1,253,984
                           Depreciation and amortization
                                                                          1,526,272          1,181,168
                           Interest expense
                                                                         75,696,969         11,170,622
                           Long-lived assets
                                                                        133,662,947         54,104,236
                           Segment assets
                                                                            504,047            235,400
                           Acquisition of property and equipment
                          -----------------------------------------------------------------------------

                           (a) Segment profit (loss) (EBITDA) for Niagara UK does not include a $2,906,834 gain on the sale of property.

                           Niagara US sells its products primarily to customers in the United States.

                           Approximately 68% of Niagara UK's sales to unaffiliated customers during the nine months ended September 30, 2002 were within the United Kingdom, 16% to continental Europe and 15% to the rest of the world. These amounts were 63%, 19% and 18%, respectively, for the nine months ended September 30, 2001. For these periods, Niagara UK's sales to any one foreign country, other than the United States, represented less than 5% of its total sales.

                           Certain of the foregoing segment information (profit, depreciation and amortization, assets and acquisition of property and equipment) does not include components attributable to Niagara or incurred by Niagara on behalf of its operating subsidiaries.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under the 1999 plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under the 2001 plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,329,800), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,213,348). On September 30, 2002, Niagara UK completed the transaction by selling this option to purchase. This sale resulted in a pre-tax gain of (pound)1,963,414 ($2,906,834) and an after-tax gain of (pound)1,463,414 ($2,166,584) which reflects a reduction in Niagara UK's deferred tax asset (recorded as an increase in accrued expenses).

         In response to an International Trade Commission finding on the negative effects of imports on the domestic steel industry and its workers, on March 5, 2002, President Bush announced tariffs and other measures concerning a broad range of steel products imported into the United States. These measures became effective on March 20, 2002 and include tariffs on imported hot rolled and cold finished steel bar of 30% in the first year, 24% in the second year and 18% in the third year. Excluded from the tariffs are imports from many developing countries, as well as Canada and Mexico. The Company submitted applications for exclusion of approximately 22,000 tons of Niagara UK products (based on 2001 shipments), approximately 58% of which were granted. The Company intends to submit additional applications for tariff exclusion later this year.

         On July 2, 2002, Niagara LaSalle offered to purchase from Republic Technologies International, LLC ("Republic") all of the equipment and supplies located at Republic's Harvey, Illinois facility. Niagara LaSalle's offer of $
2.225 million prevailed at an auction held on July 8, 2002 and was approved by the U.S. Bankruptcy Court for the Northern District of Ohio, Eastern Division, on July 23, 2002. The closing of this transaction, which is scheduled to occur by November 19, 2002, is subject to the satisfaction of certain conditions. Management has not yet determined where this equipment would be deployed.

          On October 8, 2002, Niagara LaSalle purchased certain production equipment and related assets of Moltrup Steel Products Company for $375,000. Niagara US has relocated the majority of these assets to its other operating facilities.

Results of Operations

         During the third quarter of 2002, the Company experienced an overall increase in sales and net income as compared to the same period in 2001. The Company's U.S. operations continued the improvement that began in the first quarter of 2002 as a result of firmer pricing and a reduction in capacity, due primarily to the closure of certain competitors' facilities. As a result, Niagara US's sales, margins and net income improved for the quarter as compared to the third quarter of 2001.

         During the third quarter of 2002, the Company's U.K. operations continued to be faced with depressed conditions in the manufacturing sector of the U.K. and imports from lower-cost foreign competitors. While prices increased marginally toward the end of the quarter, demand for Niagara UK's products lacks buoyancy. In addition, the high value of the pound sterling relative to the Euro and the imposition of U.S. tariffs on imported steel (notwithstanding the exclusions obtained by the Company) had a negative impact on Niagara UK's export business. As a result, Niagara UK's sales and margins declined for the quarter as compared to the third quarter of 2001.

         As previously discussed, results for the three and nine months ended September 30, 2002 were favorably impacted by the sale of Niagara UK's option to purchase the Tipton property resulting in a tax-adjusted gain of (pound)1,463,414 ($2,166,584).


Three Months ended September 30, 2002 compared with September 30, 2001

         Net sales for the three months ended September 30, 2002 were $67,650,129, representing an increase of $7,277,131, or 12.1%, over the same period in 2001. Net sales by the Company's U.S. operations increased by $12,761,227, or 36.9%, which was partially offset by a decrease in net sales by the Company's U.K. operations of $5,484,096, or 21.3%. The increase in net sales attributable to the Company's U.S. operations was due primarily to an increase in sales volume of 35.6% and, to a lesser extent, an increase in prices, while the decrease in net sales attributable to the Company's U.K. operations was due primarily to a decrease in sales volume of 19.0% and, to a lesser extent, a decrease in prices and the imposition of U.S. tariffs on imported steel.

         Cost of products sold for the three months ended September 30, 2002 increased by $6,211,232 to $60,779,508, representing an increase of 11.4% over the same period in 2001. This increase was primarily attributable to the increase in the cost of products sold by the Company's U.S. operations of $10,711,367 due to the increase in sales volume by such operations, which was partially offset by a decrease in the cost of products sold by the Company's U.K. operations of $4,500,135 due to the decrease in sales volume by such operations.

         Gross margins for the three months ended September 30, 2002 increased by 0.6% compared to the same period in 2001. Gross margins for the Company's U.S. operations increased by 2.3% and were partially offset by a decrease of 1.9% in gross margins for the Company's U.K. operations.

         Selling, general and administrative expenses for the three months ended September 30, 2002 increased by $178,356 to $6,618,897, or 9.8% of sales, compared to 10.7% of sales for the same period in 2001. The increase in dollar amount and the decrease as a percentage of sales were primarily attributable to the increase in net sales by the Company's U.S. operations.

         Interest expense for the three months ended September 30, 2002 decreased by $377,666 to $889,866, due to decreased levels of borrowing and lower interest rates.

         Net income for the three months ended September 30, 2002 was $1,391,255, an increase of $2,550,528, as compared to a net loss of $1,159,273 for the three months ended September 30, 2001. The increase in net income attributable to the Company's U.S. operations was $906,962. The increase in net income attributable to the Company's U.K. operations was $1,643,566, which included an after-tax gain of $2,166,584 on the sale of a property option. Net income attributable to the Company's U.S. operations for the three months ended September 30, 2002 reflects statutory tax rates whereas the net income attributable to the Company's U.K. operations for this period reflects a tax rate higher than the statutory rate primarily as a result of a reduction in Niagara UK's deferred tax asset (recorded as an increase in accrued expenses) given the uncertainty of its realization.


Nine Months ended September 30, 2002 compared with September 30, 2001

         Net sales for the nine months ended September 30, 2002 were $197,223,228, representing a decrease of $14,705,320, or 6.9%, over the same period in 2001. Net sales by the Company's U.K. operations decreased by $21,467,043, or 25.7%, which was partially offset by an increase in net sales by the Company's U.S. operations of $6,761,723 or 5.3%. The decrease in net sales attributable to the Company's U.K. operations was due primarily to a decrease in volume of 22.1% and, to a lesser extent, a decrease in prices and the imposition of U.S. tariffs on imported steel, while the increase in net sales attributable to the Company's U.S. operations was due primarily to an increase in sales volume of 5.7% and, to a lesser extent, an increase in prices.

         Cost of products sold for the nine months ended September 30, 2002 decreased by $12,555,706 to $175,467,176, representing a decrease of 6.7% over the same period in 2001. This decrease was primarily attributable to the decrease in the cost of products sold by the Company's U.K. operations of $16,926,676 due to the decrease in sales volume by such operations, which was partially offset by an increase in the cost of products sold by the Company's U.S. operations of $4,370,970 due to the increase in sales volume by such operations.

         Gross margins for the nine months ended September 30, 2002 decreased by 0.2% compared to the same period in 2001. Gross margins for the Company's U.K. operations decreased by 2.5%, which was partially offset by an increase of 1.3% in gross margins for the Company's U.S. operations.

         Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased by $964,200 to $19,029,165, or 9.6% of sales, compared to 9.4% of sales for the same period in 2001. The reduction in dollar amount was primarily attributable to the Company's cost-cutting measures, and the increase as a percentage of sales was due primarily to the decrease in net sales.

         Interest expense for the nine months ended September 30, 2002 decreased by $1,641,509 to $2,707,740, due to decreased levels of borrowing and lower interest rates.

         Net income for the nine months ended September 30, 2002 was $1,316,052 as compared to a net loss of $187,440 for the nine months ended September 30, 2001. The decrease attributable to the Company's U.K. operations was $689,651, which was offset by an increase of $2,193,142 attributable to the Company's U.S. operations. Net income attributable to the Company's U.S. operations for the nine months ended September 30, 2002 reflects statutory tax rates whereas the net loss attributable to the Company's U.K. operations for this period reflects a tax accrual primarily as a result of a reduction in Niagara UK's deferred tax asset (recorded as an increase in accrued expenses) given the uncertainty of its realization.

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 2002 totaled $741,302 as compared to $2,703,285 for the same period in 2001. This decrease was attributable to a decrease by both U.S. and U.K. operations in the purchase of new machinery and equipment in response to weak operating conditions.

         Cash flows provided by operating activities were $8,566,778 for the nine months ended September 30, 2002, a decrease of $4,173,923 as compared to cash flows provided by operating activities of $12,740,701 for the same period in 2001. This decrease was largely attributable to an increase in U.S. inventories in 2002 of $8,733,224 which was partially offset by a decrease in U.K. inventories of $2,485,760 (for a net increase of $6,247,464) as compared to a decrease of $12,119,620 in 2001, a decrease in accounts receivable of $1,153,705 in 2002 as compared to a decrease of $7,716,976 in 2001. These were partially offset by an increase in accounts payable, accrued expenses and other non-current liabilities of $10,091,794 in 2002 as compared to a decrease of $11,305,350 in 2001. Cash and cash equivalents at September 30, 2002 was $5,042,111, an increase of $3,350,041 as compared to December 31, 2001. Such funds, which include $3,278,940 in proceeds received on September 30, 2002 for the sale of the Tipton property option, are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") and Niagara LaSalle terminated its previously existing credit agreement. The other parties to the Credit Agreement are Manufacturers and Traders Trust Company ("M&T"), Comerica Bank, Citizens Business Credit Company, and PNC Bank. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

         At the Company's request, a number of amendments were made to the Credit Agreement effective September 1, 2002. The revolving credit facility was reduced from $50,000,000 to $35,000,000 and the balance owed under the term loan was increased from $14,333,356 to $18,000,000. Principal payments under the term loan were reduced to $375,000 from $666,666 per month. In addition, the maturity date of both the term loan and revolving credit loans made pursuant to the Credit Agreement was extended to July 31, 2004.

         Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory. Interest on such loans is payable in monthly installments at a rate that is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%.

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities and the ratio of net income before interest, taxes, depreciation and amortization to debt service and capital expenditures. Niagara US was in compliance with all of these requirements as of September 30, 2002.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of September 30, 2002, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during the nine months ended September 30, 2002.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster"). The Facilities Agreement provides for a (pound)10 million (approximately $15.6 million) term loan and a (pound)9.8 million (approximately $15.3 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on April 30, 2006. The principal repayment installments on the term loan escalate from (pound)125,000 to (pound)213,333 throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory and will mature on July 31, 2004. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% and is payable at the conclusion of such interest periods.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.6 million) and subsequently reduced to (pound)2.5 million (approximately $3.9 million) as of December 31, 1999.

         At the Company's request, a number of amendments were made to the Discount Agreement effective August 23, 2002. These amendments include (i) a reduction in the maximum amount of advances to Niagara UK from (pound)20 million (approximately $31.2 million) to (pound)15.0 million (approximately $23.4 million), (ii) a reduction in the interest rate applicable to such advances from 2.25% to 2.0% above Royal Bank of Scotland's base rate and (iii) the extension of the maturity date on such advances from August 23, 2003 to July 31, 2004. In connection with these amendments, Niagara and Niagara UK agreed to convert the Subordinated Loan to equity of Niagara UK by November 30, 2002.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of September 30, 2002.

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

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom has been deteriorating over the last six months. This has necessitated, during October of 2002, Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)6.65 million (approximately $10.4 million) in order to ensure an orderly supply of raw materials.

         At September 30, 2002, the Company had borrowed or been advanced $35,826,000 under its revolving credit facilities and the Discount Agreement and had approximately $22,800,000 in available credit thereunder, and the outstanding balance of its term loans was $29,420,000. Working capital of the Company at September 30, 2002 was $36,334,879.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. This statement also requires that entities complete a transitional goodwill impairment test six months from the date of adoption and reassess the useful lives of other intangible assets within the first quarter of its adoption. The Company has completed this test and, based upon an appraisal by an independent third party, determined that the net carrying amount of goodwill is not impaired. The adoption of this statement has not had an effect on the Company's financial statements. For the three and nine months ended September 30, 2001, goodwill amortization net of tax benefit was approximately $12,000 and $36,000, respectively. As of September 30, 2002, the net carrying amount of goodwill was $1,904,499.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds Statement No. 4, which required that all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principle Board Opinion No. 30 will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to prior guidance which provided that liability for such exit costs be recognized at the date of an entity's commitment to an exit plan. This statement is required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Forward-Looking Statements

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


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability, the credit risk of its customers and the availability to its suppliers of credit insurance on their receivables from the Company. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Interest on revolving credit loans made pursuant to such agreement accrues at either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the BBA LIBOR rate (for a period specified by Niagara UK from time to time) plus 0.15%. Interest on advances under the Discount Agreement accrues at Royal Bank of Scotland's base rate plus 2.0%. Management attempts to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement.

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

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom has been deteriorating over the last six months. This has necessitated, during October of 2002, Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)6.65 million (approximately $10.4 million) in order to ensure an orderly supply of raw materials.


         ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, such individuals have concluded that as of such evaluation date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION


      ITEM 1.   LEGAL PROCEEDINGS


                     Not applicable.


      ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


                     Not applicable.


      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


                     None.


      ITEM 4.   SUBMISSIONOF MATTERS TO VOTE OF SECURITY HOLDERS


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


      ITEM 5.   OTHER INFORMATION


                     Not applicable.

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits.

         4.1 Twelfth Amendment to the Revolving Credit and Term Loan Agreement, by and among Niagara LaSalle Corporation, LaSalle Steel Company, Manufacturers and Traders Trust Company (individually and as Agent), Citizens Business Credit Company, PNC Bank, N.A. and Comerica Bank, effective as of September 1, 2002.


         4.2 Fifth Amendment to the Invoice Discounting Agreement between Niagara LaSalle (UK) Limited, Royal Bank of Scotland Invoice Discounting Limited and Niagara Corporation, effective August 23, 2002.


         10.1 Form of Niagara Corporation Guaranty to Niagara LaSalle (UK) Limited supplier.


         99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                  (b)    Reports on Form 8-K.

                         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2002                        NIAGARA CORPORATION
                                               --------------------------
                                                (Registrant)


                                                /s/ Michael Scharf
                                               --------------------------
                                               Michael Scharf, President


Date: November 14, 2002                         /s/ Raymond Rozanski
                                               --------------------------
                                               Raymond Rozanski, Vice President
                                                 and Treasurer

                                 CERTIFICATION

         I, Michael Scharf, as the Chief Executive Officer of Niagara Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Niagara Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15D-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                            /s/ Michael Scharf
                                         --------------------------
                                                Michael Scharf
                                  Chairman, President & Chief Executive Officer

                                 CERTIFICATION

         I, Raymond Rozanski, as the Chief Financial Officer of Niagara Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Niagara Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15D-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 14, 2002

                                         /s/ Raymond Rozanski
                                        --------------------------
                                             Raymond Rozanski
                                        Vice President & Treasurer