Form 10-K
period 2002-12-31
NIAGARA CORP
filed 2003-03-28
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                          __________________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the fiscal year ended December 31, 2002
                            OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from _____________ to _________________

                        Commission file number 0-22206

                              NIAGARA CORPORATION
             _____________________________________________________
            (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                          59-3182820
         ______________________________            ___________________
        (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

     667 Madison Avenue, New York, New York             10021
     ______________________________________            ________
    (Address of Principal Executive Offices)           Zip Code

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,845,395 (assumes the registrant's officers, directors and all stockholders holding 5% or more of outstanding shares are affiliates).

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No _X_.

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of March 27, 2003.

         Documents Incorporated by Reference: Items 10, 11, 12, 13 and 15 of
Part III hereof are incorporated by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders or will be filed by amendment to this Form 10-K.


                                   PART I.

ITEM 1.  BUSINESS.

Corporate History

         Niagara Corporation ("Niagara") was organized on April 27, 1993 as a Delaware corporation under the name International Metals Acquisition Corporation. When formed, its objective was to acquire an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry. Between 1995 and 1999, Niagara completed acquisitions of three cold finished steel bar producers in the United States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars. These acquisitions were financed with proceeds from Niagara's initial public offering and bank and subordinated debt financings. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." Since they were acquired by Niagara, these businesses have invested approximately $34 million in capital expenditures to modernize, improve and expand their facilities, machinery and equipment.

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under the 1999 plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under the 2001 plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002, Niagara UK completed the transaction by selling this option to purchase. In connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the option. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311). See Note 2 to the Financial Statements.

         In the fourth quarter of 2002, Niagara LaSalle completed significant purchases of equipment and related assets from two companies after having prevailed at auctions held in connection with such companies' bankruptcy proceedings. On October 8, 2002, Niagara LaSalle purchased certain production equipment and related assets of Moltrup Steel Products Company for $375,000. Niagara US has relocated the majority of these assets to its other operating facilities. On November 19, 2002, Niagara LaSalle purchased from Republic Technologies International, LLC ("Republic") all of the equipment and supplies located at Republic's Harvey, Illinois facility. Management has not yet determined where this equipment will be deployed.

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

Niagara UK

         With the acquisition of the eight U.K. steel bar businesses in May 1999, Niagara UK became the largest independent steel bar producer in the United Kingdom with hot rolling, cold finishing and distribution operations. These operations represented, respectively, 35%, 34% and 31% of Niagara UK's total revenues from unaffiliated customers for 2002; 39%, 34% and 27% for 2001; and 48%, 28% and 24% for 2000.

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

         Niagara UK's distribution operations operate under the name Macreadys and represent one of the leading distributors in the U.K. of cold finished and hot rolled engineering bars. Macreadys distributes throughout the United Kingdom with warehousing at three sites and sales offices at an additional four locations in the U.K.

Customers

         Niagara US sells its products primarily to steel service centers, which accounted for approximately 75% of its sales during 2002, with the balance of its sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. Niagara US concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, Niagara US attempts to minimize the risk of holding obsolete inventory.

         Niagara US has approximately 550 active customers in North America with sales outside the United States representing less than 5% of its total sales for each of 2000, 2001 and 2002. For 2002, Niagara US's 10 largest customers (by tons shipped) represented approximately 64% of its total sales, and its 3 largest customers, Alro Steel Corporation, Earle M. Jorgensen Co. and Joseph T. Ryerson and Sons, Inc., represented approximately 50% of its total sales. The loss of any of these three largest customers would have a material adverse effect on Niagara US's sales.

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

         Niagara UK has approximately 6,300 active accounts. For 2002, its largest account represented less than 4% of its total sales and its 10 largest customers represented approximately 19% of its total sales. Approximately 67% of its sales to unaffiliated customers during 2002 were within the U.K., with 17% to continental Europe and 16% to the rest of the world. These amounts were 65%, 19% and 16% for 2001 and 64%, 19% and 17%, for 2000. Niagara UK's sales to any one foreign country, other than the United States, represented less than 5% of its total sales for these periods.

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

         In response to an International Trade Commission finding on the negative effects of imports on the domestic steel industry and its workers, on March 5, 2002, President Bush announced tariffs and other measures concerning a broad range of steel products imported into the United States. These measures became effective on March 20, 2002 and include tariffs on imported hot rolled and cold finished steel bar of 30% in the first year, 24% in the second year and 18% in the third year. Excluded from the tariffs are imports from many developing countries, as well as Canada and Mexico. In May 2002, the Company submitted applications for exclusion of approximately 22,000 tons of Niagara UK products (based on 2001 shipments), approximately 58% of which were granted in August 2002. These exclusions are retroactive to March 20, 2002 thereby entitling Niagara UK to a refund of approximately $834,000 in Section 201 tariffs paid in respect of these excluded products. In November 2002, the Company submitted applications for exclusion of approximately 7,400 tons of Niagara UK products (based on 2001 shipments), approximately 69% of which were granted on March 21, 2003. It is expected that these exclusions will not be retroactive to any period before March 20, 2003. On March 27, 2003, it was reported that the World Trade Organization had issued a preliminary ruling that the Section 201 tariffs were a violation of global trade rules. This preliminary decision is subject to a one-month comment period. U.S. officials have stated that the United States would appeal the ruling.

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

Employees

         As of December 31, 2002, the Company had 1,093 employees, 534 were located in the U.S. and 559 were located in the U.K. All of LaSalle's 197 hourly production employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on July 18, 2005. All of LaSalle's 19 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which expires on February 19, 2006.

         Of the 559 Niagara UK employees as of December 31, 2002, 300 were covered by collective bargaining agreements with the Iron and Steel Trades Confederation (236 employees), the Transport and General Workers Union (29 employees) and the General and Municipal Boilermakers Union (35 employees). These agreements extend indefinitely and contain compensation provisions which are reviewed annually. These reviews take place at different times throughout the year based on the facility and the status of the employee. All other contract terms remain the same from year to year.

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

Niagara UK

         In connection with the acquisition of the U.K. steel bar businesses in May 1999, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed calling for the lease or sublease by Niagara UK of 10 production facilities in the West Midlands region of England and the assignment of 5 sales office leases located throughout the United Kingdom. Pursuant to these agreements, the initial term of the lease is 10 years for 9 of the production facilities and 5 years for the remaining production facility (32,000 square-foot facility in Tipton) at aggregate rents of (pound)50,000 (approximately $80,000) for the first two years; (pound)850,000 (approximately $1.4 million) for years 3-4; (pound)700,000 (approximately $1.1 million) for years 5-6; and (pound)870,000 (approximately $1.4 million) for years 7-10. Each production facility lease can be terminated by Niagara UK on one year's notice and Niagara UK has the option to purchase any or all of the 8 primary production facilities (identified by an asterisk "*" below) at prices fixed for 10 years (which prices total (pound)7,973,000 (approximately $12.8 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

         Niagara UK's production facilities currently consist of: 124,500 square feet in Dudley (Gadd Dudley Port)*, 204,500 square feet in Moxley (Ductile Wesson)*, 103,000 square feet in Willenhall (GB Longmore), 32,000 square feet in Tipton (Midland Engineering Steels), 115,600 square feet in Darlaston (GB Longmore)*, 88,700 square feet in Rugby (Macreadys)*, 15,500 square feet in Newport (Macreadys)* and 28,800 square feet in Bolton (Macreadys)*. The sales offices (Macreadys) range from 400 to 3,200 square feet and are currently located in Potters Bar, Southhampton, Leeds and Glasgow. The sales office leases have various terms ranging to five years.

         In connection with restructuring plans for its hot rolling operations, Niagara UK terminated the lease of its Ductile Wesson facility in Willenhall on February 18, 2001 and discontinued production at its Dudley Port facility in Tipton on November 23, 2001. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002, Niagara UK completed the transaction by selling this option to purchase.

         Management considers its manufacturing facilities, which operated at approximately 67% of capacity in 2002, suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to five such third-party sites. Management believes that, in four cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In three of these cases, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In connection with the fourth site, the United States Environmental Protection Agency (the "EPA") has notified LaSalle that it does not intend to seek cost recovery from it at this time. In the fifth case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the EPA and performed a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has made for these sites through December 31, 2002. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.





                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Niagara's Common Stock is traded on the Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 2001 and 2002.


                                                                            High              Low
                                                                            ----              ---
2001
     January 1 through March 31...............................            $2.750            $1.750
     April 1 through June 30..................................             2.250             1.560
     July 1 through September 30..............................             2.250             1.400
     October 1 through December 31............................             1.940             1.250
2002
     January 1 through March 31...............................             1.890             1.420
     April 1 through June 30..................................             3.310             1.810
     July 1 through September 30..............................             2.390             1.180
     October 1 through December 31............................             1.955             1.080

         As of March 25, 2003, there were 36 registered holders of Niagara Common Stock.

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



ITEM 6.  SELECTED FINANCIAL DATA.

                                                                    Year ended December 31,
                                                 1998          1999(1)        2000             2001            2002
                                                 ----           ----          ----             ----            ----

                                                             (in thousands, except per share data)
Statement of Operations Data:
Net sales (2)  ........................     $ 217,582       $ 281,117        $336,037        $268,637        $260,875
Cost of products sold (2) .............       187,375         245,170         293,857         239,085         230,286
Gross profit(2)........................        30,207          35,947          42,180          29,552          30,588
Selling, general and administrative
   expenses(2).........................        15,645          24,441          27,996          24,814          25,883
Restructuring costs(3) ................            --              --              --           5,278              --
Interest income........................           172              36               7              --              --
Other income...........................           195             143             152             186              58
Gain on sale of property(4)............            --              --              --              --           3,102
Interest expense.......................         4,154           5,631           7,417           5,373           3,546
Provision (benefit) for income taxes...         4,265           2,299           2,590          (1,100)          2,646
Net income (loss) .....................         6,510           3,757           4,337          (4,627)          1,673
Net income (loss) per share (basic)....      $    .66        $    .40        $    .50        $   (.56)       $    .20
Net income (loss) per share (diluted)..      $    .64        $    .40        $    .50        $   (.56)       $    .20
Weighted average common shares
   outstanding (basic)................          9,880           9,350           8,659           8,329           8,239
Weighted average common shares
   outstanding (diluted)..............         10,250           9,357           8,659           8,329           8,239

                                                                        At December 31,
                                                 1998           1999          2000             2001            2002
                                                 ----           ----          ----             ----            ----
                                                                         (in thousands)
Balance Sheet Data:
Cash and cash equivalents..............        $  441         $ 2,234         $ 2,351         $ 1,692         $ 5,561
Trade accounts receivable, net.........        13,360          53,126          46,138          37,845          34,283
Inventories............................        30,132          59,442          60,901          44,114          55,663
Property, plant and equipment, net.....        89,749         102,984          98,076          89,658          85,775
Goodwill, net..........................         2,100           2,022           1,984           1,904           1,904
Total assets...........................       139,429         227,934         215,418         181,879         189,196
Trade accounts payable.................        14,107          50,191          44,468          32,605          37,657
Accrued expenses.......................         6,555           9,506          10,496          10,671          11,456
Current maturities of long-term debt...         4,797           6,411           7,653           9,709           7,509
Long-term debt, less current maturities        41,572          87,388          77,877          62,294          63,817
Accrued pension and other
   postretirement benefits.............        10,303           8,023           7,718           7,289          11,476
Deferred income taxes..................         7,357           9,849          11,266          10,020           9,602
Total liabilities......................        84,898         171,473         159,539         132,626         141,768
Stockholders' equity ..................       $54,531         $56,461         $55,879        $ 49,253        $ 47,428

(1)   Includes the results of Niagara UK from May 22, 1999.
(2) Net sales and cost of products sold have been restated for years 1998 and 1999 with respect to freight costs in accordance with EITF No. 00-10 issued in September 2000. This reclassification resulted in the recording of such costs in both net sales and cost of products sold and, accordingly, resulted in no change to gross profit for such years. Previously, net sales for such years had been stated after reduction for freight costs. The amounts involved were $10,035,000 and $16,895,000 for the years ended December 31, 1998 and 1999, respectively. Certain additional reclassifications, primarily in respect of depreciation, have been made in 2000 in order to conform to the presentation of subsequent years. The net effect of these reclassifications was to decrease cost of products sold, and thereby increase gross profit, and to increase selling, general and administrative expenses, each by $251,569 for the year ended December 31, 2000.
(3) Represents costs associated with a restructuring of Niagara UK operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 2 to the Consolidated Financial Statements.
(4) Represents gain on sale of property by Niagara UK. See "BUSINESS--Corporate History" and Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         During 2002, the Company experienced an overall decrease in net sales and increase in net income as compared to 2001. Results attributable to the Company's U.S. operations improved throughout the year as a result of modest price increases and a reduction in capacity, due primarily to the closure of certain competitors' facilities. As a result, Niagara US's sales, margins and net income improved for 2002 when compared to 2001.

         During 2002, the Company's U.K. operations continued to be faced with depressed conditions in the manufacturing sector of the U.K. and imports from lower-cost foreign competitors. Niagara UK's sales declined in 2002 as compared to 2001 due primarily to the consolidation of certain hot rolled production facilities (see below) and management's decision to reduce production of unprofitable commodity items. Demand and prices for Niagara UK's products were generally weak throughout the year, though they increased marginally toward the end of 2002. In addition, the high value of the pound sterling relative to the Euro and the imposition of U.S. tariffs on imported steel (notwithstanding the exclusions obtained by the Company) had a negative impact on Niagara UK's export business. As a result, Niagara UK's sales and margins declined for 2002 as compared to 2001.

         In the third quarter of 2001, the Company announced a restructuring plan involving the closure of one of its hot rolling facilities in the United Kingdom. Under this plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. In connection therewith, the Company recorded, in the fourth quarter of 2001, a restructuring charge of $5,278,074 (approximately (pound)3,662,000), consisting of equipment write-offs of $3,554,270 (approximately (pound)2,466,000) and redundancy and reorganization costs of $1,723,804 (approximately (pound)1,196,000). On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002, Niagara UK completed the transaction by selling this option to purchase. In connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the option. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311).

         As previously discussed, in the fourth quarter of 2002, Niagara LaSalle completed significant equipment purchases from two companies after having prevailed at auctions held in connection with such companies' bankruptcy proceedings. See "BUSINESS--Corporate History."

Year ended December 31, 2002 compared with December 31, 2001

         Net sales for the year ended December 31, 2002 were $260,874,561, representing a decrease of $7,761,969, or 2.9%, versus the same period in 2001. Net sales by the Company's U.K. operations decreased by $19,540,882, or 18.9%, which was partially offset by an increase in net sales by the Company's U.S. operations of $11,778,913 or 7.1%. The decrease in net sales attributable to the Company's U.K. operations was due primarily to a decrease in volume of 19.0% and, to a lesser extent, the imposition of U.S. tariffs on imported steel. The increase in net sales attributable to the Company's U.S. operations was due primarily to an increase in sales volume of 6.5% and, to a lesser extent, an increase in prices.

         Cost of products sold for the year ended December 31, 2002 decreased by $8,798,592 to $230,286,299, representing a decrease of 3.7% over the same period in 2001. This decrease was primarily attributable to the decrease in the cost of products sold by the Company's U.K. operations of $14,450,699 due to the decrease in sales volume by such operations, which was partially offset by an increase in the cost of products sold by the Company's U.S. operations of $5,570,085 due to the increase in sales volume by such operations.

         Gross margins for the year ended December 31, 2002 increased by 0.7% compared to the same period in 2001. Gross margins for the Company's U.S. operations increased by 2.9% due primarily to the increase in sales volume by such operations and, to a lesser extent, an increase in prices. This was partially offset by a decrease of 2.7% in gross margins for the Company's U.K. operations due primarily to the decrease in sales volume by such operations.

         Selling, general and administrative expenses for the year ended December 31, 2002 increased by $1,068,669 to $25,882,947, or 9.9% of sales, compared to 9.2% of sales for the same period in 2001. The increase in dollar amount is attributable to additional expenses incurred by the Company's U.S. operations as a result of the increase in sales volume by such operations. The increase as a percentage of sales is attributable to the overall decrease in consolidated net sales.

         As described above, in the fourth quarter of 2002, the Company completed the restructuring of its hot rolled bar operations in the U.K. that had been announced in the fourth quarter of 2001. The sales of related properties resulted in a pre-tax gain of $3,102,311 ((pound)2,063,022).

         Interest expense for the year ended December 31, 2002 decreased by $1,826,133 to $3,546,223, due primarily to decreased levels of borrowing and lower interest rates.

         For the year ended December 31, 2002, the Company's income tax expense was $2,646,000, and its effective income tax rate was 62.3%, on $4,319,112 of income before taxes. The effective rate differs from the U.S. statutory income tax rate of 34% primarily due to increasing the valuation allowance associated with the Company's basis differences in its UK property, plant and equipment, in order to fully reserve the value of these deferred tax assets. For the year ended December 31, 2001, the tax benefit on the Company's loss before income taxes ($5,726,519) was $1,100,000. This tax benefit (19.2% of the loss before income taxes) differs from the statutory rate (34%) primarily due to the establishment of the U.K. valuation allowance of $631,000. See Note 11 to the Financial Statements.

         Net income for the year ended December 31, 2002 was $1,673,112 as compared to a net loss of $4,626,519 for the year ended December 31, 2001. Net income attributable to the Company's U.S. operations for the year ended December 31, 2002 was $3,103,340, an increase of $3,275,190 compared to the year ended December 31, 2001. Net loss attributable to the Company's U.K. operations for the year ended December 31, 2002 was $1,430,288, an improvement of $3,024,441 compared to the year ended December 31, 2001. Net income attributable to the Company's U.S. operations for 2002 reflects statutory tax rates, whereas the net loss attributable to the Company's U.K. operations for this period reflects a tax provision as a result of fully reserving Niagara UK's deferred tax asset given the uncertainty of its realization. The Company's and Niagara UK's net income for 2002 includes gains on sales of property of approximately $2.4 million on an after-tax basis, whereas the Company's and Niagara UK's 2001 net loss includes a restructuring charge related to Niagara UK operations of approximately $4.3 million on an after-tax basis.

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

         Interest expense for the year ended December 31, 2001 decreased by $2,044,274 to $5,372,356, due primarily to decreased levels of borrowing and lower interest rates.

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

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. At December 31, 2002, the Company had combined debt obligations and operating lease commitments of approximately $10,544,000 payable in 2003, $63,658,000 payable in 2004, $5,573,000 payable in 2005, $3,047,000 payable in 2006, $2,882,000 payable in 2007, and $4,560,000 payable thereafter.

         Capital expenditures for the year ending December 31, 2002 were $3,833,096 compared to $3,110,207 for the same period in 2001. This increase was attributable to Niagara LaSalle's acquisitions of equipment and related assets from companies in bankruptcy during the fourth quarter of the year, which was partially offset by a decrease in capital expenditures by Niagara UK in response to continued weak operating conditions in the United Kingdom. The Company anticipates spending approximately $3,500,000 for capital expenditures during 2003.

         Cash flows provided by operating activities were $7,490,868 for the year ended December 31, 2002, a decrease of $8,012,565 as compared to cash flows provided by operating activities of $15,503,433 for the same period in 2001 This decrease was largely attributable to an increase in inventories in 2002 as compared to 2001 (an increase of $9,740,077 in 2002 as compared to a decrease of $16,026,062 in 2001). This change was partially offset by an increase in accounts payable, accrued expenses and other non-current liabilities in 2002 as compared to 2001 (an increase of $3,767,775 in 2002 as compared to a decrease of $10,918,287 in 2001), and an increase in net income (net income of $1,673,112 in 2002 as compared to a net loss of $4,626,519 in 2001). Cash and cash equivalents at December 31, 2002 were $5,561,090, an increase of $3,829,020 as compared to December 31, 2001, which increase was primarily attributable to the timing of receipt of customer cash collections at December 31, 2002. Such funds are used for working capital and other corporate purposes.

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

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities, the ratio of net income before interest, taxes, depreciation and amortization ("EBITDA") to debt service and capital expenditures, and the ratio of senior secured indebtedness to EBITDA. Niagara US was in compliance with all of these requirements as of December 31, 2002.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of December 31, 2002, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during 2002.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster") providing for a (pound)10 million (approximately $16.0 million) term loan and a (pound)9.8 million (approximately $15.7 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on August 31, 2005. The principal repayment installments on the term loan escalate from (pound)125,000 to (pound)213,333 throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory and will mature on July 31, 2004. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% and is payable at the conclusion of such interest periods.

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

         At the Company's request, a number of amendments were made to the Discount Agreement effective August 23, 2002. These amendments included (i) a reduction in the maximum amount of advances to Niagara UK from (pound)20 million (approximately $32.1 million) to (pound)15.0 million (approximately $24.1 million), (ii) a reduction in the interest rate applicable to such advances from 2.25% to 2.0% above Royal Bank of Scotland's base rate and (iii) the extension of the maturity date on such advances to July 31, 2004. In connection with these amendments, Niagara and Niagara UK agreed to capitalize the Subordinated Loan and related accrued interest, which occurred during the fourth quarter of 2002.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of consolidated EBITDA to consolidated fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of December 31, 2002.

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

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom deteriorated over the last nine months of 2002. This necessitated, during the fourth quarter of 2002, Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)6.7 million (approximately $10.7 million) in order to ensure an orderly supply of raw materials.

         At December 31, 2002, the Company had borrowed or been advanced $45,093,690 under its revolving credit facilities and the Discount Agreement and had approximately $14,000,000 in available credit thereunder, and the outstanding balance of its term loans was $25,619,410. Working capital of the Company at December 31, 2002 was $43,984,022.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. The Company adopted SFAS No. 142 during the year ended December 31, 2002. Amortization of goodwill was computed using the straight-line method over 30 years in the years ended December 31, 2000 and 2001. There was no amortization of goodwill in the year ended December 31, 2002. See Note 16 to the Financial Statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to prior guidance which provided that liability for such exit costs be recognized at the date of an entity's commitment to an exit or disposal plan. This statement is required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others," which interprets the guidance in FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, certain types of guarantees. Interpretation No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under Interpretation No. 45, the recognition of the liability is required even if it is not probable that payments will be required under the guarantee. Previously, SFAS No. 5 required recognition of a liability only for a probable loss. The recognition requirements of Interpretation No. 45 apply to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The adoption of this statement did not have an effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability, the credit risk of its customers and the availability to its suppliers of credit insurance on their receivables from the Company. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Interest on revolving credit loans made pursuant to such agreement accrues at either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the BBA LIBOR rate (for a period specified by Niagara UK from time to time) plus 0.15%. Interest on advances under the Discount Agreement accrues at Royal Bank of Scotland's base rate plus 2.0%. Management attempts to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources").

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. In order to reduce its exposure to fluctuations in exchange rates, Niagara UK purchased foreign exchange contracts in amounts and with expiration dates in line with customer orders. Following the adoption of the Euro, Niagara UK's exposure to such fluctuations was substantially reduced. As a result, Niagara UK discontinued its practice of purchasing foreign exchange contracts in February 2002.

         The Company is subject to the economic conditions affecting its customers. The Company's exposure to losses on trade accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to current delinquency data, historical loss experience, and economic conditions impacting steel service centers and original equipment manufacturers. Management continuously reviews information concerning the financial condition of the Company's customers and believes that the Company's allowance for doubtful accounts is sufficient to cover such risks. In addition, Niagara UK has insured substantially all of its accounts receivable to further reduce its customer credit risk. Generally, these insurance policies provide for payments to Niagara UK of 80% of the unpaid invoiced amounts.

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom has been deteriorating over the last nine months of 2002. This necessitated, during the fourth quarter of 2002, Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)6.7 million (approximately $10.7 million) in order to ensure an orderly supply of raw materials.

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

o Foreign Imports - The presence of low-priced imports of competing products and low-priced manufactured products which utilize the Company's products can affect the market for the Company's products, particularly in Niagara US and Niagara UK's respective home markets. Recently enacted tariffs and other measures in the United States and the market and governmental responses thereto may also affect both the Company's U.S. and U.K. operations. See "BUSINESS -- Competition."

o Foreign Sales - Approximately 33% of Niagara UK's sales during 2002 were to customers outside of the United Kingdom. Revenues in respect of such sales are generally collected in the local currency of the customer. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations" and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Recently enacted tariffs and other measures in the United States and the market and governmental responses thereto may also affect both the Company's U.S. and U.K. operations. See "BUSINESS--Competition."

o Customer Concentration - Niagara US's 3 largest customers represented approximately 50% of its total sales for 2002. The loss of any of these customers would have a material adverse effect on Niagara US's sales. See "BUSINESS -- Customers."

o Management Employment Contracts - Certain members of management do not have employment contracts with the Company. There is no assurance that the Company will be able to retain these individuals.

o Expiration or Review of Union Contracts - LaSalle's hourly production employees at its Hammond and Griffith, Indiana facilities are covered by collective bargaining agreements which expire on July 18, 2005 and February 19, 2006, respectively. There is no assurance that LaSalle will be able to negotiate new agreements on favorable economic terms. In addition, a large number of Niagara UK's employees are covered by collective bargaining agreements containing compensation provisions which are reviewed annually. There is no assurance that Niagara UK will be able to agree with the covered employees at the time of such review. Accordingly, the Company may experience work stoppages or other labor difficulties. See "BUSINESS -- Employees."

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

o Acts of Terrorism or War - The operations of the Company, its suppliers and customers may be affected by further acts of terrorism or war.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
Report of Independent Certified Public Accountants...................     19
Balance Sheets.......................................................     20
Statements of Operations.............................................     21
Statements of Stockholders' Equity...................................     22
Statements of Cash Flows.............................................     23
Notes to Financial Statements........................................    24-53


Report of Independent Certified Public Accountants



Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and its subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP


New York, New York



February 4, 2003

                                                                                                Niagara Corporation
                                                                                                   and Subsidiaries


                                                                                                     Balance Sheets


======================================================================================================================

 December 31,                                                                            2001                   2002
 ---------------------------------------------------------------------------------------------------------------------
 Assets (Note 5)
 Current:
    Cash and cash equivalents                                                $      1,692,070        $     5,561,090
    Trade accounts receivable, net of allowance for doubtful accounts
       of $1,276,000 and $1,347,000 (Note 11)                                      37,844,609             34,283,089
    Inventories (Note 3)                                                           44,113,663             55,662,799
    Deferred income taxes (Note 10)                                                 1,678,000              1,953,000
    Other current assets (Note 6)                                                   3,870,749              3,146,316
 ----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                      89,199,091            100,606,294
 Property, plant and equipment, net (Note 4)                                       89,658,179             85,775,275
 Goodwill (Note 16)                                                                 1,904,499              1,904,499
 Deferred financing costs, net of accumulated amortization of $516,564
    and $627,252                                                                      258,436                147,748
 Intangible pension asset (Note 6)                                                    370,000                318,000
 Other assets, net (Note 16)                                                          488,725                443,333
 ----------------------------------------------------------------------------------------------------------------------
                                                                               $  181,878,930          $ 189,196,149
======================================================================================================================
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                          $    32,604,979         $   37,656,820
    Accrued expenses (Note 2)                                                      10,671,116             11,455,990
    Current maturities of long-term debt (Note 5)                                   9,709,148              7,509,462
 ----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 52,985,243             56,622,272
 Other:
    Long-term debt, less current maturities (Note 5)                               62,293,980             63,816,781
    Accrued pension cost (Note 6)                                                   1,987,000              6,729,000
    Accrued other postretirement benefits (Note 6)                                  5,302,483              4,747,067
    Deferred income taxes (Note 10)                                                10,020,000              9,602,000
    Other noncurrent liabilities                                                       37,710                250,667
 ----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     $  132,626,416         $  141,767,787
 ----------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 8, 9 and 13)
 Stockholders' equity (Notes 6, 7 and 9):
    Preferred stock, $.001 par value - 500,000 shares authorized; none
       outstanding                                                                          -                      -
    Common stock, $.001 par value - 15,000,000 shares authorized;
       9,997,455 issued                                                                 9,998                  9,998
    Additional paid-in capital                                                     50,111,675             50,111,675
    Retained earnings                                                              11,852,159             13,525,271
    Accumulated other comprehensive loss                                           (4,471,634)            (7,968,898)
 ----------------------------------------------------------------------------------------------------------------------
                                                                                   57,502,198             55,678,046
    Treasury stock, at cost, 1,758,938 shares                                      (8,249,684)            (8,249,684)
 ----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                49,252,514             47,428,362
 ----------------------------------------------------------------------------------------------------------------------
                                                                               $  181,878,930          $ 189,196,149
======================================================================================================================


                                                                  See accompanying notes to financial statements.


                                                                                                Niagara Corporation
                                                                                                   and Subsidiaries


                                                                                           Statements of Operations




 Year ended December 31,                                                  2000              2001                2002
 ----------------------------------------------------------------------------------------------------------------------
 Net sales (Note 11)                                             $336,036,710       $268,636,530        $260,874,561
 Cost of products sold (Note 12)                                  293,856,715        239,084,891         230,286,299
 ----------------------------------------------------------------------------------------------------------------------
         Gross profit                                              42,179,995         29,551,639          30,588,262
 Operating expenses and restructuring costs:
    Selling, general and administrative                            27,995,640         24,814,278          25,882,947
    Restructuring costs (Note 2)                                            -          5,278,074                   -
 ----------------------------------------------------------------------------------------------------------------------
         Operating income (loss)                                   14,184,355           (540,713)          4,705,315
 Interest income                                                        7,050                  -                   -
 Interest expense                                                  (7,416,630)        (5,372,356)         (3,546,223)
 Gain on sale of property (Note 2)                                          -                  -           3,102,311
 Other income                                                         152,443            186,550              57,709
 ----------------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes                          6,927,218         (5,726,519)          4,319,112
 Provision (benefit) for income taxes (Note 10)                     2,590,000         (1,100,000)          2,646,000
 ----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                             $    4,337,218     $   (4,626,519)      $   1,673,112
=======================================================================================================================
 Net income (loss) per share
    (basic and diluted)                                        $          .50     $         (.56)      $         .20
=======================================================================================================================
 Weighted average common shares outstanding
    (basic and diluted) (Note 14)                                   8,659,013          8,329,145           8,238,517
=======================================================================================================================

                                                                   See accompanying notes to financial statements.


                                                                                  Niagara Corporation
                                                                                     and Subsidiaries


                                                                   Statements of Stockholders' Equity
=========================================================================================================
 Years ended December 31, 2000, 2001 and 2002
 --------------------------------------------------------------------------------------------------------
                                                     Common stock
                                               ----------------------
                                                Number of                  Additional         Retained
                                                 shares       Amount     paid-in capital      earnings
----------------------------------------------------------------------------------------------------------
 Balance, January 1, 2000                       9,997,455    $ 9,998       $50,111,675      $12,141,460
 --------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income for the year                             -          -                 -        4,337,218
    Foreign currency translation adjustment             -          -                 -                -
    Minimum pension liability adjustment
       ($2,449,000, net of tax benefit of
       $955,000 - Note 6)                               -          -                 -                -
 --------------------------------------------------------------------------------------------------------
       Total comprehensive income
 --------------------------------------------------------------------------------------------------------
 Purchase of treasury stock, at cost (a)                -          -                 -                -
 --------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                     9,997,455      9,998        50,111,675       16,478,678
 --------------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net loss for the year                               -          -                 -       (4,626,519)
    Foreign currency translation adjustment             -          -                 -                -
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit of
          $833,000, Note 6)                             -          -                 -                -
 --------------------------------------------------------------------------------------------------------
       Total comprehensive loss
 --------------------------------------------------------------------------------------------------------
 Purchase of treasury stock, at cost (a)                -          -                 -                -
 --------------------------------------------------------------------------------------------------------
 Balance, December 31, 2001                     9,997,455      9,998        50,111,675       11,852,159
 --------------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net income for the year                             -          -                 -        1,673,112
    Foreign currency translation adjustment             -          -                 -                -
    Minimum pension liability adjustment
       ($7,130,000, net of tax benefit of
       $2,781,000, Note 6)                              -          -                 -                -
 --------------------------------------------------------------------------------------------------------
        Total comprehensive loss
 --------------------------------------------------------------------------------------------------------
 Balance, December 31, 2002                     9,997,455     $9,998       $50,111,675      $13,525,271
=========================================================================================================


Statement of Stockholders' Equity - continued


                                                 Accumulated
                                                    other                                Total
                                                comprehensive     Treasury stock,     stockholders'
                                                    loss              at cost            equity
----------------------------------------------------------------------------------------------------
 Balance, January 1, 2000                        $   (175,644)       $(5,626,211)     $56,461,278
 ---------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income for the year                                 -                  -        4,337,218
    Foreign currency translation adjustment        (1,021,575)                 -       (1,021,575)
    Minimum pension liability adjustment
       ($2,449,000, net of tax benefit of
       $955,000 - Note 6)                          (1,494,000)                 -       (1,494,000)
 ----------------------------------------------------------------------------------------------------
       Total comprehensive income                                                       1,821,643
 ----------------------------------------------------------------------------------------------------
 Purchase of treasury stock, at cost (a)                    -         (2,404,198)      (2,404,198)
 ----------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                        (2,691,219)        (8,030,409)      55,878,723
 ----------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net loss for the year                                   -                  -       (4,626,519)
    Foreign currency translation adjustment          (476,415)                 -         (476,415)
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit of
          $833,000, Note 6)                        (1,304,000)                 -       (1,304,000)
 ----------------------------------------------------------------------------------------------------
       Total comprehensive loss                                                        (6,406,934)
 ----------------------------------------------------------------------------------------------------
 Purchase of treasury stock, at cost (a)                    -           (219,275)        (219,275)
 ----------------------------------------------------------------------------------------------------
 Balance, December 31, 2001                        (4,471,634)        (8,249,684)      49,252,514
 ----------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net income for the year                                 -                  -        1,673,112
    Foreign currency translation adjustment           851,736                  -          851,736
    Minimum pension liability adjustment
       ($7,130,000, net of tax benefit of
       $2,781,000, Note 6)                         (4,349,000)                 -       (4,349,000)
 ----------------------------------------------------------------------------------------------------
        Total comprehensive loss                                                       (1,824,152)
 ----------------------------------------------------------------------------------------------------
 Balance, December 31, 2002                       $(7,968,898)       $(8,249,684)    $ 47,428,362
=====================================================================================================

 (a) During the years ended December 31, 2000 and 2001, Niagara Corporation repurchased 599,129 and 125,300 shares of its Common Stock, respectively, at a cost of $2,404,198 and $219,275, respectively.
=====================================================================================================
                                                       See accompanying notes to financial statements.



                                                                                       Niagara Corporation
                                                                                          and Subsidiaries


                                                                                  Statements of Cash Flows
                                                                                                 (Note 17)
======================================================================================================================

 Year ended December 31,                                                 2000               2001                2002
 ---------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                          $    4,337,218    $    (4,626,519)    $     1,673,112
 ---------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                9,120,844          7,684,862           9,104,131
       Gain on sale of property                                             -                  -          (3,102,311)
       Provision for doubtful accounts                                534,000           (165,084)            379,559
       Deferred income taxes                                        1,593,000           (355,000)          2,088,000
       Pension payments, net                                       (3,021,987)        (2,498,000)         (1,734,000)
       Other postretirement benefits                                  (14,050)           (15,053)           (555,416)
       Loss on disposal and write-off of equipment                     38,875          3,554,270                   -
       Changes in assets and liabilities:
           Decrease in accounts receivable                          3,846,937          7,555,242           5,447,822
           Decrease in accounts receivable - other                  2,255,687                  -                   -
           (Increase) decrease in inventories                      (3,450,179)        16,026,062          (9,740,077)
           Decrease (increase) in other current assets                792,733           (724,060)            264,768
           Decrease (increase) in other assets                         30,772            (15,000)           (102,495)
           (Decrease) increase in accounts payable,
             accrued expenses and other noncurrent
             liabilities                                           (2,524,477)       (10,918,287)          3,767,775
 ---------------------------------------------------------------------------------------------------------------------
              Total adjustments                                     9,202,155         20,129,952           5,817,757
 ---------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities            13,539,373         15,503,433           7,490,868
 ---------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Proceeds from sale of property, net                                     -                  -           3,102,311
    Proceeds from disposal of equipment                                15,550                  -                   -
    Acquisition of property and equipment                          (4,897,032)        (3,110,207)         (3,833,096)
 ---------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                (4,881,482)        (3,110,207)           (730,785)
 ---------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Proceeds from long-term debt                                    1,102,495                  -           3,666,644
    Repayment of long-term debt                                    (7,028,241)       (12,707,710)         (6,806,021)
    Payments to acquire treasury stock                             (2,404,198)          (219,275)                  -
 ---------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities                (8,329,944)       (12,926,985)         (3,141,377)
 ---------------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash
    equivalents                                                      (211,613)          (124,686)            250,313
 ---------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                 116,334           (658,445)          3,869,020
 Cash and cash equivalents, beginning of year                       2,234,181          2,350,515           1,692,070
 ---------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                        $    2,350,515    $     1,692,070       $   5,561,090
======================================================================================================================

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

                                      Foreign Currency Translation and
                                      Transactions

                                      Niagara UK uses British pounds sterling
                                      ("(pound)") as its functional currency
                                      and its accounts are translated to
                                      United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary are translated at the exchange rates in effect at the balance sheet dates and the related revenues and expenses have been translated at the average rates for the periods. Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive income
                                      (loss) within the Statements of
                                      Stockholders' Equity. Gains and losses
                                      resulting from foreign currency
                                      transactions are included in other
                                      income (expense) within the Statements
                                      of Operations.

                                      Cash Equivalents

                                      The Company considers all highly liquid
                                      investments with maturities of three
                                      months or less when purchased to be cash equivalents.

                                      Business and Credit Concentrations

                                      Financial instruments that potentially
                                      subject the Company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions.

                                      The Company competes in a narrow sector
                                      of the steel industry and its business
                                      is affected by conditions within the
                                      broader steel industry and the
                                      automotive, agricultural and machine
                                      tool industries. It grants trade credit
                                      to its customers consistent with
                                      industry practice. Exposure to losses on trade accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses after giving consideration to current delinquency data, historical loss experience, and economic conditions impacting steel service centers and original equipment manufacturers. The financial condition of its customers and the related allowance for doubtful accounts is continually reviewed by management.

                                      Niagara UK has insured substantially all of its accounts receivable. Generally, these insurance policies provide for payments to Niagara UK of 80% of the unpaid invoiced amounts.

                                      Revenue Recognition

                                      Revenue from the sale of products is
                                      recorded at the time the goods are
                                      shipped. The Company follows the
                                      classification requirements for freight
                                      costs required by Emerging Issues Task
                                      Force ("EITF") No. 00-10, "Accounting
                                      for Shipping and Handling Fees and
                                      Costs." This pronouncement requires that all such costs billed to customers be classified as revenue and the associated expenses be included in cost of products sold.

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

                                      Goodwill and Other Intangible Assets

                                      Goodwill represents the excess of the
                                      cost of purchased businesses over the
                                      fair value of the net assets acquired.
                                      In July 2001, the Financial Accounting
                                      Standards Board (the "FASB") issued SFAS
                                      No. 142, "Goodwill and Other Intangible
                                      Assets," which requires, among other
                                      things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. The Company adopted SFAS No. 142 during the year ended December 31, 2002. Amortization of goodwill was computed using the straight-line method over 30 years in the years ended December 31, 2000 and 2001. There was no amortization of goodwill in the year ended December 31, 2002. See Note 16.

                                      In June 2001, the FASB also issued SFAS
                                      No. 141, "Business Combinations," which
                                      requires that entities use the purchase
                                      method of accounting, and prohibits the
                                      use of the pooling-of-interests method
                                      of accounting, for all business
                                      combinations initiated after June 30,
                                      2001. This statement also requires that
                                      the Company recognize acquired
                                      intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. The Company's previous business combinations were accounted for using the purchase method. The adoption of this statement has not had an effect on the Company's financial statements.

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

                                      Evaluating Recoverability of Long-Lived
                                      Assets

                                      In 2002, the Company adopted the
                                      provisions of SFAS No. 144, "Accounting
                                      for the Impairment or Disposal of
                                      Long-Lived Assets." This statement
                                      requires that one accounting model be
                                      used for long-lived assets to be
                                      disposed of by sale, and broadens the
                                      presentation of discontinued operations
                                      to include more disposal transactions.
                                      The adoption of this statement has not
                                      had an effect on the Company's financial statements.

                                      The Company reviews the carrying values
                                      of its long-lived and identifiable
                                      intangible assets subject to
                                      amortization for possible impairment
                                      whenever events or changes in
                                      circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

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

                                      Stock-Based Compensation

                                      The Company accounts for its stock
                                      option plan in accordance with the
                                      provisions of Accounting Principles
                                      Board ("APB") Opinion No. 25,
                                      "Accounting for Stock Issued to
                                      Employees," and related interpretations.
                                      APB No. 25 provides that compensation
                                      expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.
                                      Alternatively, SFAS No. 123 allows
                                      entities to continue to apply the
                                      provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures required of SFAS No. 123 for options issued to employees.

                                      The Company has also adopted the
                                      additional disclosure provisions of SFAS
                                      No. 148, "Accounting for Stock-Based
                                      Compensation--Transition and
                                      Disclosure--an amendment of FASB
                                      Statement No. 123," which the FASB
                                      issued in December 2002. This statement
                                      amends the disclosure requirements of
                                      SFAS No. 123 to require prominent
                                      disclosures in both annual and interim
                                      financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The adoption of this statement did not have an effect on the Company's financial statements. See Note 9.

                                      Comprehensive Income or Loss

                                      The Company follows the provisions of
                                      SFAS No. 130, "Reporting Comprehensive
                                      Income," which establishes standards for reporting and display of comprehensive income or loss and its components and accumulated balances. Comprehensive income or loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income or loss be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income or loss is displayed in the Statements of Stockholders' Equity.

                                      At December 31, 2002, the Company had an accumulated other comprehensive loss of $7,968,898. This loss was comprised of accumulated minimum pension liability net of tax adjustments of $7,335,000, representing pension plan obligations in excess of pension plan assets, and accumulated foreign currency translation adjustments of $633,898 arising from the changing value of the British pound with respect to the U.S. dollar.

                                      Derivative Instruments and Hedging
                                      Activities

                                      The Company follows the provisions of
                                      SFAS No. 133, "Accounting for Derivative
                                      Instruments and Hedging Activities," as
                                      amended by SFAS No. 137, which requires
                                      entities to recognize all derivative
                                      financial instruments as either assets
                                      or liabilities in the balance sheet and
                                      measure these instruments at fair value.
                                      The adoption of this statement by the
                                      Company during 2001 has not had an
                                      effect on the Company's financial
                                      statements.

                                      New Accounting Pronouncements

                                      In August 2001, the FASB issued SFAS No.
                                      143, "Accounting for Asset Retirement
                                      Obligations," which addresses financial
                                      accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                      In April 2002, the FASB issued SFAS No.
                                      145, "Rescission of FASB Statements No.
                                      4, 44 and 64, and Amendment of FASB
                                      Statement No. 13, and Technical
                                      Corrections." This statement, among
                                      other things, rescinds SFAS No. 4,
                                      "Reporting Gains and Losses from
                                      Extinguishment of Debt," which required
                                      that all gains and losses from the
                                      extinguishment of debt be aggregated
                                      and, if material, classified as an
                                      extraordinary item, net of related
                                      income tax effect. As a result, the
                                      criteria in Accounting Principles Board
                                      Opinion No. 30, "Reporting the Results
                                      of Operations - Reporting the Effects of
                                      Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                      In July 2002, the FASB issued SFAS No.
                                      146, "Accounting for Costs Associated
                                      with Exit or Disposal Activities." This
                                      statement requires that a liability for
                                      a cost associated with an exit or
                                      disposal activity be recognized when the liability is incurred, as opposed to prior guidance which provided that liability for such exit costs be recognized at the date of an entity's commitment to an exit or disposal plan. This statement is required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                      In November 2002, the FASB issued
                                      Interpretation No. 45, "Guarantor's
                                      Accounting and Disclosure Requirements
                                      for Guarantees, Including Guarantees of
                                      the Indebtedness of Others," which
                                      interprets the guidance in FASB
                                      Statement No. 5, "Accounting for
                                      Contingencies," relating to a
                                      guarantor's accounting for, and
                                      disclosure of, certain types of
                                      guarantees. Interpretation No. 45
                                      requires that a guarantor recognize, at
                                      the inception of a guarantee, a
                                      liability for the fair value of the
                                      obligation undertaken in issuing the
                                      guarantee. Under Interpretation No. 45,
                                      the recognition of the liability is
                                      required even if it is not probable that payments will be required under the guarantee. Previously, SFAS No. 5 required recognition of a liability only for a probable loss. The recognition requirements of Interpretation No. 45 apply to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's financial statements.

   2.       Restructuring of UK       In the third quarter of 2001, the
            Operations                Company announced a restructuring plan
                                      involving the closure of one of its hot
                                      rolling facilities in the United
                                      Kingdom. Under this plan, Niagara UK
                                      closed its Dudley Port hot rolling
                                      facility in Tipton and transferred most
                                      of its production to its two other hot
                                      rolling facilities. In connection
                                      therewith, the Company recorded, in the
                                      fourth quarter of 2001, a restructuring
                                      charge of $5,278,074 (approximately
                                      (pound)3,662,000), consisting of
                                      equipment write-offs of $3,554,270
                                      (approximately (pound)2,466,000) and
                                      redundancy and reorganization costs of
                                      $1,723,804 (approximately
                                      (pound)1,196,000). Such costs include
                                      approximately $1,185,000 (approximately
                                      (pound)823,000) of severance costs in
                                      respect of approximately 100 employees.
                                      At December 31, 2001, approximately
                                      $300,000 (approximately (pound)207,000)
                                      of these costs was included in accrued
                                      expenses, all of which were expended
                                      during 2002.

                                      On March 15, 2002, Niagara UK entered into an agreement to sell the leased Dudley Port facility for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002,
                                      Niagara UK completed the sale by selling this option to purchase. In connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the option. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311).


   3.       Inventories              Inventories consisted of the following
                                     at December 31, 2001 and 2002:

                                     December 31,                                           2001                2002
                                     --------------------------------------------------------------------------------
                                     Raw materials                                   $10,503,938         $14,749,119
                                     Work-in-process                                   3,783,934           4,071,318
                                     Finished goods                                   29,825,791          36,842,362
                                     --------------------------------------------------------------------------------
                                                                                     $44,113,663         $55,662,799
                                     ================================================================================

                                      At December 31, 2002, Niagara US
                                      inventories were $37,249,968 determined
                                      using the LIFO method and Niagara UK
                                      inventories were $18,412,831 determined
                                      using the FIFO method.


   4.       Property, Plant and       Property,  plant and equipment consisted
            Equipment                 of the following at December 31, 2001
                                      and 2002:


                                     December 31,                                           2001                2002
                                     --------------------------------------------------------------------------------
                                     Land, buildings and improvements              $  26,040,591       $  26,332,987
                                     Leasehold improvements                            1,884,425           1,965,696
                                     Machinery and equipment                          97,564,448         103,442,537
                                     Furniture and fixtures                            4,401,293           4,653,403
                                     --------------------------------------------------------------------------------
                                     Total                                           129,890,757         136,394,623
                                     Less accumulated depreciation and
                                       amortization                                   40,232,578          50,619,348
                                     --------------------------------------------------------------------------------
                                                                                   $  89,658,179        $ 85,775,275
                                     ================================================================================



   5.       Long-Term Debt           The long-term debt consisted of the
                                     following at December 31, 2001 and 2002:


                                     December 31,                                              2001            2002
                                     ------------------------------------------------ --------------- ---------------
                                     Term note payable - bank, maturing in monthly
                                       installments of principal plus interest
                                       through July 2004. Scheduled monthly
                                       installments of principal are $375,000 through
                                       July 1, 2004, with the remaining balance of
                                       principal outstanding of $9,375,000 due on
                                       July 31, 2004. Interest is calculated at
                                       either the LIBOR rate plus 2.85% (2.10% from
                                       January 1, 2000 through June 27, 2001; 2.35%
                                       from June 28, 2001 through December 31, 2001),
                                       or the bank's prime rate plus 1.00% (0.50%
                                       from January 1, 2000 through December 31,
                                       2001)(effective rate of 4.27% at December 31,
                                       2002)                                            $19,333,351     $16,500,000
                                     Secured bank revolving line of credit up
                                       to $35,000,000 due July 31, 2004,
                                       limited to a portion of eligible
                                       accounts receivable and inventories.
                                       Interest is payable in monthly
                                       installments at either the LIBOR rate
                                       plus 2.50% (1.75% from January 1, 2000
                                       through June 27, 2001; 2.00% from June
                                       28, 2001 through December 31, 2001), or
                                       the bank's prime rate plus 0.75% (0.25%
                                       from January 1, 2000 through December
                                       31, 2001) (effective rate of 3.92% at
                                       December 31, 2002)                                26,600,000      29,600,000

                                     Term note payable - bank (facilities agreement),
                                       maturing in monthly installments of principal
                                       plus interest through August 2005. From May
                                       2002 through April 2003, the monthly
                                       installments of principal are (pound)125,000.
                                       The monthly principal payment is adjusted
                                       annually each subsequent May 1 with the final
                                       installment due and payable August 2005.
                                       Interest is calculated at the BBA LIBOR rate
                                       plus 0.15%. The note is secured by, among
                                       other things, a letter of credit for the
                                       balance outstanding with a fee of 2.75%
                                       (effective rate of 4.21% at December 31, 2002)    12,488,706       9,119,410

                                     Secured invoice discounting agreement up to
                                       (pound)15,000,000 ($24,066,000) due July 31,
                                       2004, limited to a portion of the purchased
                                       accounts receivable. Interest is payable in
                                       monthly installments at the Royal Bank of
                                       Scotland base rate plus 2.00% (effective rate
                                       of 6.00% at December 31, 2002)                    12,870,451      15,493,690

                                     Note payable - other, maturing $64,143 annually
                                       on January 31, through 2010, plus interest at
                                       8.5%                                                 577,285         513,143
                                     Note payable - other, maturing $33,333 annually
                                       on April 17, through 2005, plus interest at
                                       10%                                                  133,335         100,000
                                     --------------------------------------------------------------------------------
                                                                                         72,003,128      71,326,243
                                     Less:  Current maturities of long-term debt          9,709,148       7,509,462
                                     --------------------------------------------------------------------------------
                                                                                        $62,293,980    $ 63,816,781
                                     ================================================================================

                                      The obligations of Niagara US under the
                                      revolving credit and term loan agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US. This credit agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities, the ratio of net income before interest, taxes, depreciation and amortization (EBITDA) to debt service and capital expenditures and the ratio of senior secured indebtedness to EBITDA.

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

                                      Approximate maturities of long-term debt are as follows:


                                     Year ended December 31,
                                     -------------------------------------------
                                     2003                          $ 7,509,000
                                     2004                           60,849,000
                                     2005                            2,647,000
                                     2006                               64,000
                                     2007                               64,000
                                     Thereafter                        193,000
                                     -------------------------------------------
                                                                   $71,326,000
                                     ===========================================



   6.       Pension Plans
            and Other
            Postretirement
            Benefits

                                      LaSalle sponsors two contributory
                                      defined benefit pension plans which
                                      cover certain employees of LaSalle, as
                                      well as various retiree health and
                                      welfare programs providing
                                      postretirement benefits for eligible
                                      employees hired prior to certain
                                      specified dates. Niagara LaSalle,
                                      together with Niagara, is also a party
                                      to a non-contributory defined benefit
                                      pension plan with one of the Company's
                                      officers. See Note 13.

                                      The following tables provide a
                                      reconciliation of the changes in these
                                      plans' benefit obligations and fair
                                      value of assets over the two-year period ending December 31, 2002, and a statement of the funded status of these plans as of December 31, 2001 and 2002:


                                                                    Pension benefits             Other benefits
                                                                 ------------------------    ------------------------
                                                                      2001        2002             2001        2002
                                     --------------------------------------------------------------------------------
                                     Reconciliation of benefit
                                       obligation
                                     Obligation at January 1    $25,299,000  $27,216,000     $6,555,000   $6,649,000
                                     Service cost                   481,000      458,000         48,000       43,000
                                     Interest cost                1,892,000    1,971,000        485,000      471,000
                                     Actuarial loss               1,404,000    1,092,000        176,000      445,000
                                     Benefit payments            (1,860,000)  (1,906,000)      (615,000)  (1,139,000)
                                     --------------------------------------------------------------------------------
                                     Obligation at December 31  $27,216,000  $28,831,000     $6,649,000   $6,469,000
                                     ================================================================================


                                                                    Pension benefits              Other benefits
                                                                 ------------------------     -------------------------
                                                                      2001         2002             2001       2002
                                     ----------------------------------------------------------------------------------
                                     Reconciliation of fair
                                       value of plan assets

                                     Fair value of plan assets                                $             $
                                       at January 1              $22,686,000    $24,078,000            -            -
                                     Actual return on plan
                                       assets                        502,000     (1,893,000)           -            -
                                     Employer contributions        2,750,000      1,840,000       615,000     1,139,000

                                     Benefit payments             (1,860,000)    (1,906,000)     (615,000)   (1,139,000)
                                     ----------------------------------------------------------------------------------
                                     Fair value of plan assets
                                       at December 31            $24,078,000    $22,119,000    $       -    $       -
                                     ==================================================================================


                                                                     Pension benefits            Other benefits
                                                                  -----------------------    -------------------------
                                                                       2001         2002           2001        2002
                                     ---------------------------------------------------------------------------------
                                     Funded status
                                     Funded status at
                                       December 31                $(3,138,000) $(6,712,000) $(6,649,000) $(6,469,000)
                                     Unrecognized prior service
                                       cost                           370,000      318,000            -           -
                                     Unrecognized loss              6,699,000   12,007,000    1,346,517    1,721,933
                                     ---------------------------------------------------------------------------------
                                     Net amount recognized        $ 3,931,000    5,613,000  $(5,302,483) $(4,747,067)
                                     =================================================================================


                                      The following table provides the amounts recognized in the Company's balance sheets at December 31, 2001 and 2002:


                                                                     Pension benefits             Other benefits
                                                                 ------------------------    ------------------------
                                                                      2001         2002            2001        2002
                                     --------------------------------------------------------------------------------
                                     Prepaid benefit cost        $    654,000  $       -    $         -  $         -
                                     Accrued benefit liability     (1,987,000) (6,729,000)   (5,302,483)  (4,747,067)
                                     Intangible asset                 370,000     318,000             -            -
                                     Accumulated other
                                       comprehensive loss,
                                       pretax                       4,894,000  12,024,000             -           -
                                     --------------------------------------------------------------------------------
                                     Net amount recognized        $ 3,931,000   5,613,000   $(5,302,483) $(4,747,067)
                                     ================================================================================

                                      At December 31, 2001, LaSalle's salaried pension plan had plan assets in excess of the benefit obligation, whereas at December 31, 2002 the benefit obligation under this plan was in excess of plan assets. LaSalle's hourly pension plan had a benefit obligation in excess of plan assets at December 31, 2001 and 2002. The salaried plan's benefit obligation was $8,267,000 and $8,651,000 at December 31, 2001 and 2002,
                                      respectively. Plan assets for the
                                      salaried plan were $8,487,000 and
                                      $7,338,000 at December 31, 2001 and
                                      2002, respectively. The hourly plan's
                                      benefit obligation was $17,639,000 and
                                      $18,833,000 at December 31, 2001 and
                                      2002, respectively. Plan assets for the
                                      hourly plan were $15,591,000 and
                                      $14,781,000 at December 31, 2001 and
                                      2002, respectively. The non-contributory defined benefit pension plan to which Niagara and Niagara LaSalle are parties has no plan assets. This plan's benefit obligation was $1,310,000 and $1,347,000 at December 31, 2001 and 2002. LaSalle's plans for postretirement benefits other than pensions have no plan assets. The benefit obligation for such plans was $6,649,000 and $6,469,000 at December
                                      31, 2001 and 2002, respectively.

                                      The following table provides the
                                      components of net periodic (benefit)
                                      cost for the Company's plans for the
                                      years ended December 31, 2000, 2001 and
                                      2002:


                                                  Pension benefits                              Other benefits
                                      -----------------------------------------    -----------------------------------------
                                             2000          2001          2002            2000           2001          2002
----------------------------------------------------------------------------------------------------------------------------
Service cost                          $    333,000  $    481,000  $    458,000     $    48,000    $    48,000   $    43,000
Interest cost                            1,674,000     1,892,000     1,971,000         463,000        485,000       471,000
Expected return on plan assets          (2,161,000)   (2,323,000)   (2,553,000)              -              -             -
Amortization of prior service cost          52,000        52,000        52,000               -              -             -
Amortization of unrecognized (gain)
  loss                                     (22,000)      110,000       230,000          49,000         67,000        70,000
----------------------------------------------------------------------------------------------------------------------------
Net periodic (benefit) cost           $   (124,000) $    212,000  $    158,000     $   560,000     $  600,000    $  584,000
----------------------------------------------------------------------------------------------------------------------------

                                      The amounts included within other
                                      comprehensive income (loss) arising from a change in the additional minimum pension liability were $(1,494,000) (net of tax benefit), $(1,304,000) (net of tax benefit) and $(4,349,000) (net of tax benefit) for 2000, 2001 and 2002, respectively.

                                      LaSalle provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for such benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay as you go basis.

                                      The assumptions used in the measurement
                                      of the Company's benefit obligations are shown in the following table:


                                                  Pension benefits                              Other benefits
                                      -----------------------------------------    -----------------------------------------
                                          2000          2001          2002             2000          2001          2002
----------------------------------------------------------------------------------------------------------------------------
Weighted average assumptions as of
 December 31:
   Discount rate used to determine:
     yearly expense                        7.75%         7.50%         7.50%             7.75%        7.50%         7.50%
     year-end liability                    7.75%         7.50%         7.00%             7.75%        7.50%         7.00%
   Expected return on plan assets         10.00%        10.00%        10.00%               N/A          N/A           N/A
   Rate of compensation increase:
       hourly plan                         3.00%         3.00%         3.00%               N/A          N/A           N/A
       salaried plan                       N/A            N/A          N/A                 N/A          N/A           N/A
       non-contributory plan               N/A           3.00%         3.00%               N/A          N/A           N/A
----------------------------------------------------------------------------------------------------------------------------


                                      Because of changes effected during 1998
                                      to health care benefits under LaSalle's
                                      postretirement benefit plans, a zero
                                      percent health care cost trend rate has
                                      been assumed since then.

                                      Niagara LaSalle maintains a contributory salary deferral retirement plan (401(k)) for all employees of Niagara and Niagara US other than those subject to a collective bargaining agreement (the "Niagara LaSalle 401(k) Plan"). Under the terms of this plan, participants may elect to defer up to 15% of their earnings. This plan provides for a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and an additional employer contribution equal to 2% of earnings. Niagara LaSalle also maintains a contributory salary deferral retirement plan (401(k)) for all employees of LaSalle who are subject to a collective bargaining agreement (the "LaSalle 401(k) Plan"). The LaSalle 401(k) Plan provides for a 25% match of the first 5% of employee contributions for all participants other than employees at the Company's Hammond, Indiana facility hired after May 18, 1998 for whom the plan provides for the same employer match and additional contribution provisions as the Niagara LaSalle 401(k) Plan. All contributions under these plans are subject to the limitations of Section 401 of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974, as amended. The funds are invested as directed by the individual participants. Total expense related to these plans was approximately $666,000, $726,000 and $727,000 for the years ended December 31, 2000, 2001 and 2002,
                                      respectively.

                                      Niagara UK has a defined contribution
                                      group personal pension arrangement for
                                      all of its employees. Under the terms of Niagara UK's plan, participants may elect to contribute prescribed percentages of their earnings based upon their age, position and whether they were members of the predecessor operator's pension plan. Niagara UK's contributions to participants' accounts under this plan are based upon the same factors. All contributions are subject to the requirements of the U.K. Inland Revenue and related pension laws. The funds are invested as directed by the individual participants. For the years ended December 31, 2000, 2001 and 2002, expenses in respect of this plan totaled approximately (pound)633,000 ($960,000),
                                      (pound)618,000 ($890,000) and
                                      (pound)532,000 ($800,000), respectively.


   7.       Preferred Stock           Niagara is authorized to issue 500,000
                                      shares of Preferred Stock, par value
                                      $.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.

    8.      Lease Commitments         Niagara leases office space under an
                                      operating lease expiring in December
                                      2007. Niagara US leases equipment and
                                      one operating facility under operating
                                      leases expiring through 2011. Niagara UK leases equipment, eight operating facilities and four sales offices under operating leases expiring through 2009.
                                      At December 31, 2002, future minimum
                                      payments under operating leases were
                                      approximately as follows:


                                     ------------------------------------------
                                     2003                             3,035,000
                                     2004                             2,809,000
                                     2005                             2,926,000
                                     2006                             2,983,000
                                     2007                             2,818,000
                                     Thereafter                       4,367,000
                                     -------------------------------------------
                                     Total minimum lease payments  $ 18,938,000
                                     ===========================================


                                      Rent expense under operating leases was
                                      approximately $1,286,000, $2,412,000 and
                                      $2,960,000 for the years ended December
                                      31, 2000, 2001 and 2002, respectively.


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

                                      SFAS No. 123, "Accounting for
                                      Stock-Based Compensation" and SFAS No.
                                      148, "Accounting for Stock-Based
                                      Compensation--Transition and
                                      Disclosure," requires that the Company
                                      provide pro forma information regarding
                                      net income and earnings per share as if
                                      the compensation cost for the Company's
                                      stock option plan had been determined in accordance with the fair value method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 0%; expected volatility of 44.0%; average risk-free interest rate of 6.2%; expected lives of 10 years; and a discount due to marketability and dilution of 0%. There were no stock options granted in 2001 and 2002.

                                      Under the accounting and disclosure
                                      provisions of SFAS No. 123 and SFAS No.
                                      148, the following table illustrates the effect on net income (loss) and earnings
                                      (loss) per share if the Company had
                                      applied the fair value recognition
                                      provisions of SFAS No. 123 to
                                      stock-based employee compensation:


                                     Year ended December 31,                  2000             2001           2002
                                     ----------------------------------------------------------------------------------
                                     Net income (loss),
                                      as reported                       $4,337,218     $(4,626,519)     $1,673,112
                                     Deduct: Total stock-based
                                       compensation expense
                                       determined under fair-value
                                       based method for all
                                       awards, net of related tax
                                       effects                            (913,590)       (592,109)       (378,121)
                                     ----------------------------------------------------------------------------------
                                     Pro forma
                                      net income (loss)                 $3,423,628     $(5,218,628)     $1,294,991
                                     ==================================================================================
                                     Net income (loss) per share
                                        (basic and diluted):
                                           As reported                      $  .50           $(.56)         $  .20
                                           Pro forma                        $  .40           $(.63)         $  .16
                                     ==================================================================================


                                      A summary of the status of the Company's stock option plan at December 31, 2000,
                                      2001 and 2002, and changes during the years ending on those dates, is presented below:


                                           December 31, 2000              December 31, 2001              December 31, 2002
                                       ---------------------------    ---------------------------    ---------------------------
                                                       Weighted                       Weighted                       Weighted
                                                       average                        average                        average
                                                       exercise                       exercise                       exercise
                                          Shares        price            Shares        price          Shares           price
--------------------------------------------------------------------------------------------------------------------------------
    Outstanding at beginning of year       2,140,000     $5.72         2,330,000       $5.70          2,330,000       $5.70
    Granted                                  200,000      5.50                 -          -                   -          -
    Forfeited or cancelled                    10,000      5.75                 -          -              20,000        5.63
--------------------------------------------------------------------------------------------------------------------------------
    Outstanding at end of year             2,330,000     $5.70         2,330,000       $5.70          2,310,000       $5.70
================================================================================================================================

    Options exercisable at year-end        1,315,000     $5.65         1,656,000       $5.66          1,882,000       $5.68
================================================================================================================================

    Weighted average fair value of
    options granted during the year                      $2.29                             -                               -
================================================================================================================================



                                      The following table summarizes information about stock options outstanding at December 31, 2002.


                                                              Options outstanding              Options exercisable
                                                      ------------------------------------    -----------------------
                                                                    Weighted
                                                                     average     Weighted                   Weighted
                                                        Number      remaining    average         Number     average
                                        Range of      outstanding  contractual   exercise      exercisable  exercise
                                     exercise prices  at 12/31/02     life         price       at 12/31/02    price
                                     --------------------------------------------------------------------------------
                                       $5.50-$5.88     2,310,000   4.82 years     $5.70        1,882,000      $5.68
                                     ================================================================================



  10.       Income Taxes              The provision (benefit) for federal and state income taxes was comprised of the following:


                                     Year ended December 31,                  2000            2001             2002
                                     ---------------------------------------------------------------------------------
                                     Current:
                                        Federal                        $   879,000     $  (745,000)      $  509,000
                                        State                              118,000               -           49,000
                                     ---------------------------------------------------------------------------------
                                                                           997,000        (745,000)         558,000
                                     ---------------------------------------------------------------------------------
                                     Deferred:
                                        Federal                          1,105,000         593,000        1,097,000
                                        State                               90,000          14,000          325,000
                                        Foreign (UK)                       398,000        (962,000)         666,000
                                     ---------------------------------------------------------------------------------
                                                                         1,593,000        (355,000)       2,088,000
                                     ---------------------------------------------------------------------------------
                                     Total income tax provision
                                        (benefit)                       $2,590,000     $(1,100,000)      $2,646,000
                                     =================================================================================



                                      At December 31, 2001 and 2002, deferred tax assets (liabilities) consisted of the following:


                                     December 31,                                          2001                2002
                                     ---------------------------------------------------------------------------------
                                     Federal and state regular tax net
                                       operating loss carryforwards              $    2,355,000        $    893,000
                                     Accrued minimum pension liability                1,908,000           4,689,000
                                     Federal alternative minimum tax credit
                                       carryforwards                                  1,898,000           3,462,000
                                     Accrued expenses deductible when paid              851,000             937,000
                                     New York State investment tax credits              767,000             767,000
                                     Allowance for doubtful accounts                    387,000             397,000
                                     Inventories                                        364,000             618,000
                                     Foreign, book depreciation greater than
                                       tax depreciation and basis
                                       differences on UK property, plant and
                                       equipment                                      1,049,000           1,297,000
                                     Other                                              549,000               3,000
                                     ---------------------------------------------------------------------------------
                                     Gross deferred tax assets                       10,128,000          13,063,000
                                     Valuation allowance for deferred tax
                                       assets                                        (1,398,000)         (2,064,000)
                                     ---------------------------------------------------------------------------------
                                     Net deferred tax assets                          8,730,000          10,999,000
                                     ---------------------------------------------------------------------------------
                                     Tax depreciation greater than book             (15,164,000)        (15,771,000)
                                       depreciation on US  property, plant
                                       and equipment
                                     Pension and postretirement benefit
                                       obligations                                   (1,908,000)         (2,629,000)
                                     Other                                                    -            (248,000)
                                     ---------------------------------------------------------------------------------
                                     Gross deferred tax liabilities                 (17,072,000)        (18,648,000)
                                     ---------------------------------------------------------------------------------
                                     Net deferred tax liabilities                $   (8,342,000)     $   (7,649,000)
                                     =================================================================================


                                      Deferred taxes are included in the accompanying balance sheets as follows:


                                     December 31,                                          2001                2002
                                     ---------------------------------------------------------------------------------
                                     Current asset for deferred income taxes      $    1,678,000      $    1,953,000
                                     Noncurrent liability for deferred
                                       income taxes                                  (10,020,000)         (9,602,000)
                                     ---------------------------------------------------------------------------------
                                     Net deferred tax liabilities                 $   (8,342,000)      $  (7,649,000)
                                     =================================================================================


                                      At December 31, 2002, the Company had
                                      available federal alternative minimum
                                      tax credit carryforwards of
                                      approximately $3,462,000 which do not
                                      expire and can be used to offset future
                                      years' regular tax to the extent it
                                      exceeds alternative minimum tax.

                                      At December 31, 2002, the Company had
                                      available net operating loss
                                      carryforwards for regular federal and
                                      state income tax purposes of
                                      approximately $1,362,000 and $8,245,000,
                                      respectively, expiring through 2022.

                                      At December 31, 2002, Niagara LaSalle
                                      had New York state investment tax credit carryforwards of approximately $767,000, which may be available to offset certain future state income taxes. These credits expire through 2017.

                                      At December 31, 2002, the Company had a
                                      valuation allowance for deferred tax
                                      assets of $2,064,000 comprised of (i)
                                      its New York state investment tax credit carryforwards of approximately $767,000 and (ii) $1,297,000 relating to basis differences on its UK property, plant and equipment. The Company has recorded the valuation allowance to offset the related deferred tax assets.

                                      A reconciliation of the statutory
                                      federal income tax rate and effective
                                      rate as a percentage of pre-tax income
                                      (loss) was as follows:


                                                          2000                  2001                    2002
                                                   -------------------   -------------------    ---------------------
                                                     Amount      %         Amount       %          Amount       %
                                    ---------------------------------------------------------------------------------
                                    Tax (benefit)
                                    at statutory
                                    rate           $2,355,000  34.0%     $(1,947,000)   (34.0)%   $1,468,000   34.0%
                                    State
                                    income taxes
                                    net of
                                    federal
                                    income tax
                                    benefit           197,000   2.8          (11,000)     (.2)       244,000    5.7
                                    Effect of
                                    foreign (UK)
                                    operations         76,000   1.1          232,000      4.1        246,000    5.7
                                    Valuation
                                    allowance          11,000    .2          720,000     12.5        666,000   15.4
                                    Other             (49,000)  (.7)         (94,000)    (1.6)        22,000     .5
                                    ---------------------------------------------------------------------------------
                                    Effective
                                    tax rate       $2,590,000  37.4%     $(1,100,000)  (19.2)%    $2,646,000  61.3%
                                    =================================================================================

                                      Income (loss) before income taxes for
                                      Niagara US was $5,532,268, $(359,884)
                                      and $5,083,340, and for Niagara UK was
                                      (pound)919,527 or $1,394,950,
                                      (pound)(3,726,113) or $(5,366,635) and
                                      (pound)(507,605) or $(764,228) for the
                                      years ended 2000, 2001 and 2002,
                                      respectively.


  11.       Major Customers           Niagara US sales to three customers in
                                      2000 were approximately 25%, 10% and 9%
                                      of its total sales.

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

                                      Niagara US sales to three customers in
                                      2002 were approximately 26%, 14% and 10% of its total sales. At December 31, 2002, accounts receivable from these major customers represented approximately 40% of its aggregate accounts receivable.

                                      None of Niagara UK's customers exceeded
                                      5% of its total sales for the years
                                      2000, 2001 or 2002.


  12.       Major Suppliers           Niagara US had one supplier from which
                                      purchases were approximately 30%, 32%
                                      and 17% of its total purchases in 2000,
                                      2001 and 2002, respectively.

                                      Niagara UK had one supplier from which
                                      purchases were approximately 42%, 32%
                                      and 29% of its total purchases for the
                                      years 2000, 2001 and 2002, respectively.


  13.       Commitments and           Commitments
            Contingencies
                                      Niagara and Niagara LaSalle are parties
                                      to an employment agreement with one of
                                      the Company's officers. The contract,
                                      which expires in January 2006 (subject
                                      to extension), provides for a minimum
                                      salary level, incentive compensation and supplemental retirement benefits based on years of service and compensation
                                      (see Note 6). The aggregate commitment
                                      under this contract for future minimum
                                      salaries at December 31, 2002, excluding bonuses, was $1,440,000.

                                      At December 31, 2002, Niagara UK was a
                                      party to employment agreements with 13
                                      of its executives. These agreements
                                      provide for a notice period, generally
                                      one year, prior to termination of the
                                      executive's employment with Niagara UK.
                                      If Niagara UK terminates the executive's employment prior to the expiration of such notice period, the agreement provides that the executive will receive the compensation that would have been paid for the remainder of the period.

                                      Contingencies

                                      Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive
                                      Environmental Response, Compensation and
                                      Liability Act of 1980 as amended,
                                      Niagara US and Niagara UK may be
                                      responsible for parts of the costs
                                      required to remove or remediate
                                      previously disposed wastes or hazardous
                                      substances at the locations they own or
                                      operate or at the locations which they
                                      arranged for disposal of such materials.
                                      Claims for such costs have been made
                                      against LaSalle with respect to five
                                      third-party sites. The costs expended
                                      through December 31, 2002 have been
                                      largely covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                      Under the Company's insurance programs,
                                      coverage is obtained for catastrophic
                                      exposures as well as those risks
                                      required to be insured by law or
                                      contract. In connection with these
                                      programs, Niagara US has provided
                                      certain insurance carriers with
                                      irrevocable standby letters of credit
                                      totaling $1,345,000 as of December 31,
                                      2002. It is the policy of the Company to retain a portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.


   14.      Earnings (Loss) Per       The following table sets forth the
            Share                     calculation of weighted average common
                                      shares outstanding for the calculation
                                      of basic and diluted earnings (loss) per share:

                                     Year ended December 31,                     2000           2001            2002
                                     -------------------------------------------------------------------------------
                                     Weighted average shares (for           8,659,013      8,329,145       8,238,517
                                       basic earnings per share)
                                     Effect of dilutive securities:
                                       Stock options                                -              -               -
                                     -------------------------------------------------------------------------------
                                     Adjusted weighted average shares
                                       (for diluted earnings per
                                       share)                               8,659,013      8,329,145       8,238,517
                                     ===============================================================================



                                      Options to purchase 2,330,000, 2,330,000
                                      and 2,310,000 shares of Niagara common
                                      stock at exercise prices ranging from
                                      $5.50 to $5.88 per share were
                                      outstanding during the entire years
                                      ended December 31, 2000, 2001 and 2002,
                                      but were not included in the computation of diluted earnings per share because they were antidilutive. These options expire through 2010.


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


  16.       Goodwill and Other        Effective January 1, 2002, in accordance
            Intangible Assets         with SFAS No. 142, the Company changed
                                      its method of accounting for goodwill.
                                      SFAS No. 142 requires, among other
                                      things, that companies no longer
                                      amortize goodwill, but instead test
                                      goodwill for impairment at least
                                      annually. As required by SFAS No. 142,
                                      the Company completed its impairment
                                      tests on its $1,904,499 of recorded
                                      goodwill, and no impairment charge was
                                      deemed necessary. The effect of the
                                      adoption of SFAS No. 142 on the reported net income and net income (loss) per share of the Company for the years ended
                                      December 31, 2000, 2001 and 2002 is as
                                      follows:




  Year ended December 31,                 2000              2001           2002
 -------------------------------- -------------- ---------------- --------------
 Reported net income (loss)          $4,337,218     $(4,626,519)     $1,673,112
 Addback:
   Goodwill amortization                 79,080          79,080              -
 -------------------------------- -------------- ---------------- --------------
 Adjusted net income (loss)          $4,416,298     $(4,547,439)     $1,673,112
 ================================ ============== ================ ==============
 Net income (loss) per share -       $      .50     $      (.56)     $      .20
   basic and diluted:
      As reported
      Addback:
       Goodwill amortization                .01             .01              -
 -------------------------------- -------------- ---------------- --------------
      Adjusted net income (loss)
        per share - basic and
        diluted                      $      .51     $      (.55)     $      .20
 ================================ ============== ================ ==============



                                      In accordance with SFAS No. 142, other
                                      intangible assets that have finite
                                      useful lives will continue to be
                                      amortized over such useful lives. At
                                      December 31, 2001 and 2002, the Company
                                      had other identifiable intangible assets recorded at a cost of $797,574, which are being amortized on a straight-line basis over approximately 10 years. Accumulated amortization was $490,071 and $566,943 as of December 31, 2001 and 2002, respectively. The related amortization expense, which is included in cost of products sold, was $76,872 for each of the years ended December 31, 2000, 2001 and 2002, and is estimated to be approximately $77,000 for each of the years ended December 31, 2003 through 2005, and -0- thereafter.



  17.       Supplemental Cash Flow    Interest paid during the years ended
            Information               December 31, 2000, 2001 and 2002 was
                                      approximately $7,295,000, $5,270,000,
                                      $3,839,000, respectively.

                                      Income tax payments made during the
                                      years ended December 31, 2000, 2001 and
                                      2002 were approximately $1,402,000,
                                      $31,000 and $755,000, respectively.
                                      During the years ended December 31, 2001 and 2002, the Company received income tax refunds of approximately $215,000 and $1,463,000, respectively.

                                      Non-cash investing and financing
                                      activities consisted of the following:

                                     Year ended December 31,                    2000          2001             2002
                                     --------------------------------- -------------- -------------- ----------------
                                     Adjustment of accrued pension
                                       cost liability (Note 6):
                                           Prepaid benefit cost          $   334,000      $  40,000     $   (654,000)
                                           Intangible asset                  (52,000)       (52,000)         (52,000)
                                           Deferred tax asset                955,000        833,000        2,781,000
                                           Accumulated other
                                             comprehensive income,
                                             net of tax                    1,494,000      1,304,000        4,349,000
                                     --------------------------------- -------------- -------------- ----------------
                                     Noncash pension cost                 $2,731,000     $2,125,000       $6,424,000
                                     ================================= ============== ============== ================


  18.       Segments and Related      Niagara operates in two reportable
            Information               segments: (i) Niagara US which has
                                      operations in the United States and (ii)
                                      Niagara UK which has operations in the
                                      United Kingdom. Niagara operates these
                                      segments as separate strategic business
                                      units and measures the segment
                                      performance based on earnings (loss)
                                      before interest, taxes, depreciation and amortization ("EBITDA"). Niagara UK uses
                                      British pounds sterling as its
                                      functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign
                                      Currency Translation." Assets and
                                      liabilities of this subsidiary are
                                      translated at the exchange rates in
                                      effect at the balance sheet dates and
                                      the related revenues and expenses have
                                      been translated at the average rates for the periods.

                                      The following  tables set forth certain  performance  and other  information by reportable segment.

                                      Year ended December 31, 2000
                                     --------------------------------------------------------------------------------
                                                                                   Niagara US         Niagara UK
                                     --------------------------------------------------------------------------------
                                     Net sales                                     $208,718,480        $127,318,230
                                     Segment profit (EBITDA)                         18,586,422           7,239,114
                                     Depreciation and amortization                    7,405,672           1,609,223
                                     Interest expense                                 4,695,292           2,721,338
                                     Net income                                       3,448,198             962,516
                                     Accounts receivable, net                        15,494,516          30,643,633
                                     Long-lived assets                               83,851,921          15,019,955
                                     Goodwill                                         1,983,579                   -
                                     Segment assets                                 141,604,755          73,182,377
                                     Acquisition of property and equipment            2,754,444           2,124,439
                                     --------------------------------------------------------------------------------

                                     Year ended December 31, 2001
                                     --------------------------------------------------------------------------------
                                                                                   Niagara US         Niagara UK
                                     --------------------------------------------------------------------------------
                                     Net sales                                     $165,097,414        $103,539,116
                                     Segment profit (EBITDA) (a)                     11,352,298           3,264,838
                                     Depreciation and amortization                    7,442,515             163,732
                                     Interest expense                                 3,260,602           2,111,754
                                     Net (loss)                                        (131,901)         (4,454,668)
                                     Accounts receivable, net                        13,992,110          23,852,499
                                     Long-lived assets                               78,641,104          11,400,081
                                     Goodwill                                         1,904,499                   -
                                     Segment assets                                 126,347,255          54,474,904
                                     Acquisition of property and equipment            2,189,618             883,523
                                     ----------------------------------------- ------------------- ------------------
                                      (a)  Segment  profit  (EBITDA)  for  Niagara UK does not  include a  $5,278,074 restructuring charge. See Note 2.
                                      --------------------------------------------------------------------------------

                                      Year ended December 31, 2002
                                      -------------------------------------------------------------------------------
                                                                                    Niagara US         Niagara UK
                                      -------------------------------------------------------------------------------
                                      Net sales                                     $176,876,327         $83,998,234
                                      Segment profit (loss) (EBITDA)                  15,859,688            (127,199)
                                      Note: Segment (loss) (EBITDA) for Niagara UK does not include
                                            $3,102,311 gain on sale of property.  See Note 2.
                                      Depreciation and amortization                    7,301,591           1,712,794
                                      Interest expense                                 2,003,612           1,542,611
                                      Net income (loss)                                3,275,663          (1,430,228)
                                      Accounts receivable, net                        11,851,973          22,431,116
                                      Long-lived assets                               75,215,777          10,842,535
                                      Goodwill                                         1,904,499                   -
                                      Segment assets                                 133,038,969          55,702,144
                                      Acquisition of property and equipment            3,773,767              76,692
                                      --------------------------------------------------------------------------------

                                      Niagara US sells its products primarily to customers in the United States.

                                      Approximately  67% of Niagara  UK's sales  during  2002 were  within the United
                                      Kingdom,  with 17% to  continental  Europe  and 16% to the  rest of the  world.
                                      These  amounts were 65%, 19% and 16% and 64%,  19% and 17%,  respectively,  for
                                      2001 and 2000.  Niagara UK's sales to any one foreign  country,  other than the
                                      United States, for these periods represented less than 5% of its total sales.

                                      Certain of the foregoing segment information (profit or loss,  depreciation and amortization,  assets and acquisition of property and equipment) do not include components  attributable  to  Niagara or  incurred  by Niagara on behalf of its operating subsidiaries.


        The following table provides a reconciliation of the Company's segment profit (loss) (EBITDA) for the years ended December 31, 2000, 2001, and 2002, to the respective net income (loss) attributable to each reportable segment for such years:


                                           2000                             2001                                2002
                                 -------------------------        ------------------------          --------------------------
                                 Niagara US    Niagara UK         Niagara US    Niagara UK          Niagara US      Niagara UK
        ------------------------------------------------------------------------------------------------------------------------
        Segment profit
        (loss) (EBITDA)        $ 18,586,422   $ 7,239,114        $11,352,298   $ 3,264,838        $15,859,688     $  (127,199)

        Depreciation
        and amortization         (7,405,672)   (1,609,223)        (7,442,515)     (163,732)        (7,301,591)     (1,712,794)

        Interest expense         (4,695,292)   (2,721,338)        (3,260,602)   (2,111,754)        (2,003,612)     (1,542,611)

        Intercompany
        interest income
          (expense)                 426,557      (426,557)           405,368      (405,368)           211,469        (211,469)

        Other income                152,443             -            186,550             -             57,709               -

        Restructuring costs               -             -                  -    (5,278,074)                 -               -

        Gain on sale
        of property                       -             -                  -             -                  -       3,102,311

        Provision for
        doubtful accounts           (61,260)     (473,019)          (103,000)     (244,185)          (108,000)       (271,466)

        Management fees          (1,350,000)     (455,100)        (1,350,000)     (432,393)        (1,350,000)              -

        Intercompany
        profit elimination                -      (158,361)                 -       (82,000)                 -               -

        (Provision) benefit
        for income taxes         (2,205,000)     (433,000)            80,000       998,000         (2,090,000)       (667,000)
        -------------------------------------------------------------------------------------------------------------------------
        Net income (loss)       $ 3,448,198    $  962,516        $  (131,901)  $(4,454,668)       $ 3,275,663     $(1,430,228)
        =========================================================================================================================


  19.       Quarterly Financial
            Information (Unaudited)

                                                  The following presents certain unaudited
                                                  quarterly financial information:

                                                                        Quarters ended during 2001
                                                ----------------------------------------------------------------------------
                                                    March 31            June 30          September 30        December 31
----------------------------------------------------------------------------------------------------------------------------
Net sales                                           $81,261,075        $70,294,475        $60,372,998         $56,707,982
Gross profit                                         10,003,365          8,097,579          5,804,722           5,645,973
Operating income (loss) (a)                           3,019,911          1,528,209           (635,819)         (4,453,014)
Net income (loss) (a)                                   834,160            137,673         (1,159,273)         (4,439,079)
Net income (loss) per share
   (basic and diluted) (a)                                 $.10               $.02              $(.14)              $(.54)
----------------------------------------------------------------------------------------------------------------------------
(a)      Results for the quarter ended December 31, 2001 include a restructuring charge of $5,278,074.  See Note 2.
----------------------------------------------------------------------------------------------------------------------------


                                                                        Quarters ended during 2002
                                               -----------------------------------------------------------------------------
                                                    March 31            June 30         September 30        December 31
----------------------------------------------------------------------------------------------------------------------------
Net sales                                          $62,971,239         $66,601,860        $67,650,129        $63,651,333
Gross profit                                         6,829,548           8,055,883          6,870,621          8,832,210
Operating income                                       725,328           1,749,835            251,724          1,978,428
Net income (loss) (b)                                 (188,688)            113,485          1,391,255            357,060
Net income (loss) per share
   (basic and diluted) (b)                               $(.02)               $.01               $.17               $.04
----------------------------------------------------------------------------------------------------------------------------
    (b)   Results for the quarters ended September 30, 2002 and December 31, 2002 include gains on sale of property of $2,906,834 and $195,477, respectively. See Note 2.
----------------------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by Item 10 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors" of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), or will be filed by amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 will be contained in, and is incorporated herein by reference from, the section entitled "Executive Compensation" of the Proxy Statement, or will be filed by amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES.

         Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, such individuals have concluded that as of such evaluation date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 15 will be contained in, and is incorporated herein by reference from, the section entitled "Principal Accountant Fees and Services" of the Proxy Statement, or will be filed by amendment to this Form 10-K.

PART IV.
ITEM 16. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

       (a) List of documents filed as a part of this Report:

       1. Financial Statements.

              Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 19.

       2. Financial Statement Schedules:

              Schedules I and II are filed as part of this Report on Form 10-K beginning on page S-1 hereof.

       3. Exhibits - See Item 16(c) below for a list of the exhibits filed as a part of or incorporated by reference into this report.

       (b)    Reports on Form 8-K.

              None.

       (c)    Exhibits
              --------

             3.1(1) Registrant's Restated Certificate of Incorporation, as amended on May 16, 1996.

             3.2(2)    Registrant's By-laws.

             4.1(2)    Form of Common Stock Certificate.

             4.2(3) Revolving Credit and Term Loan Agreement, dated as of April 18, 1997, by and among Niagara Cold Drawn Corp., LaSalle Steel Company, Manufacturers and Traders Trust Company (individually and as Agent), CIBC Inc. and National City Bank (the "Credit Agreement").

             4.3(4) First Amendment to the Credit Agreement, dated as of September 4, 1997.

             4.4(4) Second Amendment to the Credit Agreement, effective as of December 31, 1997.

             4.5(5) Third Amendment to the Credit Agreement, effective May 15, 1998.

             4.6(6) Fourth Amendment to the Credit Agreement, effective as of December 1, 1998.

             4.7(7) Fifth Amendment to the Credit Agreement, effective as of May 21, 1999.

             4.8(8) Sixth Amendment to the Credit Agreement, effective as of December 31, 1999.

             4.9(9) Seventh Amendment to the Credit Agreement, effective as of March 31, 2000.

            4.10(9) Eighth Amendment to the Credit Agreement, effective as of June 8, 2000.

           4.11(10) Ninth Amendment to the Credit Agreement, effective as of June 28, 2001.

           4.12(11) Tenth Amendment to the Credit Agreement, effective as of December 31, 2001.

           4.13(12) Eleventh Amendment to the Credit Agreement, effective as of March 31, 2002.

           4.14(13) Twelfth Amendment to the Credit Agreement, effective as of September 1, 2002.

            4.15(7) Bank Facilities Agreement, dated May 21, 1999, between National Westminster Bank Plc and Niagara LaSalle (UK) Limited (the "Facilities Agreement").

           4.16(14) Amendment to the Facilities Agreement, effective June 30, 2000.

           4.17(10) Second Amendment to the Facilities Agreement, effective June 30, 2001.

           4.18(11) Third Amendment to the Facilities Agreement, effective December 31, 2001.

           4.19(12) Fourth Amendment to the Facilities Agreement, effective March 31, 2002.

            4.20(7) Intercreditor Agreement, dated May 21, 1999, between National Westminster Bank Plc, Niagara Corporation and Niagara LaSalle (UK) Limited.

           4.21(15) Invoice Discounting Agreement, dated August 23, 1999, between Niagara LaSalle (UK) Limited and Lombard Natwest Discounting Limited (the "Discount Agreement").

           4.22(14)    Amendment to the Discount Agreement, effective June 30,
                       2000.

           4.23(10) Second Amendment to the Discount Agreement, effective June 30, 2001.

           4.24(11) Third Amendment to the Discount Agreement, effective December 31, 2001.

           4.25(12) Fourth Amendment to the Discount Agreement, effective March 31, 2002.

           4.26(13) Fifth Amendment to the Discount Agreement, effective August 23, 2002.

           4.27(15) Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited, Niagara Corporation and Niagara LaSalle (UK) Limited.

           4.28(15) Deed of Priority, dated August 23, 1999, between Lombard Natwest Discounting Limited, National Westminster Bank Plc, Manufacturers and Traders Trust Company, Niagara LaSalle (UK) Limited and Niagara Corporation.

           10.1(16) Employment Agreement, dated as of January 1, 1999, by and among Niagara Corporation, Niagara LaSalle Corporation and Michael Scharf.

           10.2(17) Amended and Restated Promissory Note made by Southwest Steel Company, Inc. in favor of the Cohen Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated January 31, 1996.

           10.3(17) Guaranty, made by the Registrant in favor of the Cohen Family Revocable Trust, u/t/a dated June 15, 1988, dated January 31, 1996.

           10.4(18) International Metals Acquisition Corporation 1995 Stock Option Plan (the "Stock Option Plan").

           10.5(19) First Amendment to the Stock Option Plan, dated October 5, 1996.

           10.6(20)    Second Amendment to the Stock Option Plan, dated June 8,
                       1998.

           10.7(20)    Niagara Corporation Employee Stock Purchase Plan.

            10.8(6) First Amendment to Lease, dated May 4, 1998, between Niagara LaSalle Corporation and North American Royalties, Inc.

           10.9(21) Sale of Business Agreement, dated April 16, 1999, between Glynwed Steels Limited, Glynwed International plc, Niagara LaSalle (UK) Limited and Niagara Corporation

          10.10(21)    Property Agreement, dated April 16, 1999, between Glynwed
                       Property Management Limited, Glynwed Properties Limited,
                       Niagara LaSalle (UK) Limited, Niagara Corporation and
                       Glynwed International plc.

          10.11(21)    Agreement For Lease of Unit 6-8 Eagle Industrial Estate,
                       dated April 16, 1999, between Glynwed Property Management
                       Limited, Glynwed Properties Limited, Niagara LaSalle (UK)
                       Limited and Niagara Corporation.

           10.12(8)    Form of Niagara LaSalle (UK) Limited Lease.

           10.13(8)    Form of Niagara LaSalle (UK) Limited Side Deed.

           10.14(8)    Form of Niagara LaSalle (UK) Limited Option Agreement.

           10.15(8)    Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.

          10.16(11)    Agreement, dated March 15, 2002, between Niagara (UK)
                       Limited and George Wimpey Midland Limited

          10.17(13)    Form of Niagara Corporation Guaranty to Niagara LaSalle
                       (UK) Limited supplier.

                 21    Subsidiaries of the Registrant.

               99.1    Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2    Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------

                (1) Incorporated by reference to exhibit 3.1 filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

                (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.

                (3) Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated May 2, 1997.

                (4) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997.

                (5) Incorporated by reference to exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998.

                (6) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998.

                (7) Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated June 4, 1999.

                (8) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

                (9) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000.

               (10) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2001.

               (11) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2001.

               (12) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended March 31, 2002.

               (13) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2002.

               (14) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

               (15) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999.

               (16) Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 10-K/A for the fiscal year ended December 31, 1998.

               (17) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the year ended December 31, 1995.

               (18) Incorporated by reference to Annex A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 1996.

               (19) Incorporated by reference to exhibit 10.10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.

               (20) Incorporated by reference to Annexes to the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on July 7, 1998.

               (21) Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated April 27, 1999.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NIAGARA CORPORATION


                                          By:/s/ Michael Scharf
                                                 Michael Scharf
                                                 Chairman of the Board
                                                 Chief Executive Officer
                                                 and President

Dated: March 28, 2003



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   Chairman of the Board,
 /s/ Michael Scharf                                President and Chief Executive                 March 28, 2003
     Michael Scharf                                Officer


                                                   Vice President,
/s/ Raymond Rozanski                               Chief Financial and                           March 28, 2003
    Raymond Rozanski                               Principal Accounting Officer


/s/  Gilbert D. Scharf                             Secretary and Director                        March 28, 2003
     Gilbert D. Scharf


 /s/ Frank Archer                                  Director                                      March 28, 2003
     Frank Archer


 /s/ Gerald L. Cohn                                Director                                      March 28, 2003
     Gerald L. Cohn


 /s/ Andrew R. Heyer                               Director                                      March 28, 2003
     Andrew R. Heyer


 /s/ Douglas T. Tansill                            Director                                      March 28, 2003
     Douglas T. Tansill

                                 CERTIFICATION

         I, Michael Scharf, as the Chief Executive Officer of Niagara Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of Niagara Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 28, 2003



                                /s/ Michael Scharf
                                Michael Scharf
                                Chairman, President & Chief Executive Officer

                                 CERTIFICATION

         I, Raymond Rozanski, as the Chief Financial Officer of Niagara Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of Niagara Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 28, 2003


                                /s/ Raymond Rozanski
                                Raymond Rozanski
                                Vice President & Treasurer

                              Niagara Corporation
                               and Subsidiaries






                         Financial Statement Schedules
                              Form 10-K - Item 16
                   Years Ended December 2000, 2001 and 2002

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

        Financial Statement Schedule II:
           Valuation and Qualifying Accounts                          S-10












         All other schedules have been omitted because they are inapplicable or not required or the information is included in the consolidated financial statements or the notes thereto.

Report of Independent Certified Public Accountants



Niagara Corporation
New York, New York

The audits referred to in our report dated February 4, 2003 relating to the consolidated financial statements of Niagara Corporation and its subsidiaries (together, the "Company"), which is contained in Item 8 of Form 10-K, include the audits of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.





/s/BDO Seidman,LLP





BDO Seidman, LLP


New York, New York

February 4, 2003

                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                                    Balance Sheets

 December 31,                                                                           2001                   2002
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Assets
 Current:
    Cash and cash equivalents                                                    $    47,155            $    16,008
    Other current assets                                                             469,441                  5,965
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total current assets                                                        516,596                 21,973
 Property and equipment, net                                                         470,492                372,833
 Investment in and net advances to subsidiaries                                   57,213,088             56,879,972
 Deferred income taxes                                                                     -                399,000
 Other assets, net                                                                    69,683                 59,760
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $58,269,859            $57,733,538
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accrued expenses                                                             $   123,296            $    96,967
    Advances from subsidiary                                                       8,894,049             10,208,209
 ----------------------------------------------------------------------- ---------------------- ----------------------
         Total liabilities                                                         9,017,345             10,305,176
 ----------------------------------------------------------------------- ---------------------- ----------------------
 Commitments and contingencies (see Notes 8, 9 and 13 to the consolidated financial statements)
 Stockholders' equity (see Notes 6, 7 and 9 to the consolidated financial statements):
       Preferred stock, $.001 par value - 500,000 shares authorized,
         none outstanding                                                                  -                      -
       Common stock, $.001 par value - 15,000,000 shares authorized,
         9,997,455 issued                                                              9,998                  9,998
       Additional paid-in capital                                                 50,111,675             50,111,675
       Retained earnings                                                          11,852,159             13,525,271
       Accumulated other comprehensive loss                                       (4,471,634)            (7,968,898)
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                  57,502,198             55,678,046
       Treasury stock, at cost, 1,758,938 shares                                  (8,249,684)            (8,249,684)
 ----------------------------------------------------------------------- ---------------------- ----------------------
            Total stockholders' equity                                            49,252,514             47,428,362
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                 $58,269,859            $57,733,538
 ----------------------------------------------------------------------- ---------------------- ----------------------

                                                            See accompanying notes to condensed financial statements.

                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                          Statements of Operations

 Year ended December 31,                                                 2000               2001                2002
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Revenues:
    Management fees from subsidiaries (Note 2)                     $1,805,100        $ 1,782,393          $1,350,000
 Expenses:
    General and administrative expenses                             1,839,943          1,930,376           1,632,323
 ----------------------------------------------------------- ------------------ ------------------- ------------------
                                                                      (34,843)          (147,983)           (282,323)
 Other income (loss):
    Equity in net income (loss) of subsidiaries                     4,358,052         (4,536,536)          1,845,435
    Interest income                                                     1,009                  -                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
       Income before income tax recoveries                          4,324,218         (4,684,519)          1,563,112
 Income tax recoveries                                                 13,000             58,000             110,000
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net income (loss)                                                 $4,337,218        $(4,626,519)         $1,673,112
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net income (loss) per share
  - basic and diluted                                              $      .50        $      (.56)         $      .20
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Weighted average common shares outstanding (see Note 14
    to the consolidated financial statements):
       basic and diluted                                            8,659,013          8,329,145           8,238,517
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

                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                Statements of Stockholders' Equity

 Years ended December 31, 2000, 2001 and 2002
 ------------------------------------------- ------------------------- ----------------- -----------------
                                                   Common stock
                                             ------------- -----------


                                              Number of                   Additional         Retained
                                                shares       Amount    paid-in capital       earnings
                                             ------------- ----------- ----------------- -----------------
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, January 1, 2000                     9,997,455      $9,998      $50,111,675       $12,141,460
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Comprehensive income:
    Net income for the year                           -           -                -         4,337,218
    Foreign currency translation
       adjustment                                     -           -                -                 -
    Minimum pension liability adjustment
       ($2,449,000, net of tax benefit of
       $955,000)                                      -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
       Total comprehensive income
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Purchase of treasury stock, at cost (a)              -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, December 31, 2000                   9,997,455       9,998       50,111,675        16,478,678
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Comprehensive loss:
    Net loss for the year                             -           -                -        (4,626,519)
    Foreign currency translation
       adjustment                                     -           -                -                 -
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit of
       $833,000)                                      -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
    Total comprehensive loss
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Purchase of treasury stock, at cost (a)              -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, December 31, 2001                   9,997,455       9,998       50,111,675        11,852,159
 Comprehensive loss:
    Net income for the year                           -           -                -         1,673,112
    Foreign currency translation
       adjustment                                     -           -                -                 -
    Minimum pension liability adjustment
       ($7,130,000, net of tax benefit of
       $2,781,000)                                    -           -                -                 -
 ------------------------------------------- ------------- ----------- ----------------- -----------------
    Total comprehensive loss
 ------------------------------------------- ------------- ----------- ----------------- -----------------
 Balance, December 31, 2002                   9,997,455      $9,998      $50,111,675       $13,525,271
 ----------------------------------------------------------------------------------------------------------

 (a)   During the years ended December 31, 2000 and 2001, Niagara Corporation repurchased 599,129 shares, and 125,300 shares of its Common Stock, respectively, at a cost of $2,404,198 and $219,275, respectively.
 --------------------------------------------------------------------------------------------------------------

[table continued]
                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                Statements of Stockholders' Equity

 Years ended December 31, 2000, 2001 and 2002
 -------------------------------------------  ------------------ ------------------ -----------------
                                                                                         Total

                                                 Accumulated
                                                    other
                                                comprehensive     Treasury stock,    stockholders'
                                                    loss              at cost            equity
                                              ------------------ ------------------ -----------------
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, January 1, 2000                        $   (175,644)       $(5,626,211)     $56,461,278
 -------------------------------------------  ------------------ ------------------ -----------------
 Comprehensive income:
    Net income for the year                                 -                  -        4,337,218
    Foreign currency translation
       adjustment                                  (1,021,575)                 -       (1,021,575)
    Minimum pension liability adjustment
       ($2,449,000, net of tax benefit of
       $955,000)                                   (1,494,000)                 -       (1,494,000)
 -------------------------------------------  ------------------ ------------------ -----------------
       Total comprehensive income                                                       1,821,643
 -------------------------------------------  ------------------ ------------------ -----------------
 Purchase of treasury stock, at cost (a)                    -         (2,404,198)      (2,404,198)
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, December 31, 2000                        (2,691,219)        (8,030,409)      55,878,723
 -------------------------------------------  ------------------ ------------------ -----------------
 Comprehensive loss:
    Net loss for the year                                   -                  -       (4,626,519)
    Foreign currency translation
       adjustment                                    (476,415)                 -         (476,415)
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit of
       $833,000)                                   (1,304,000)                 -       (1,304,000)
 -------------------------------------------  ------------------ ------------------ -----------------
    Total comprehensive loss                                                           (6,406,934)
 -------------------------------------------  ------------------ ------------------ -----------------
 Purchase of treasury stock, at cost (a)                    -           (219,275)        (219,275)
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, December 31, 2001                        (4,471,634)        (8,249,684)      49,252,514
 Comprehensive loss:
    Net income for the year                                 -                  -        1,673,112
    Foreign currency translation
       adjustment                                     851,736                  -          851,736
    Minimum pension liability adjustment
       ($7,130,000, net of tax benefit of
       $2,781,000)                                 (4,349,000)                 -       (4,349,000)
 -------------------------------------------  ------------------ ------------------ -----------------
    Total comprehensive loss                                                           (1,824,152)
 -------------------------------------------  ------------------ ------------------ -----------------
 Balance, December 31, 2002                       $(7,968,898)       $(8,249,684)     $47,428,362
 ----------------------------------------------------------------------------------------------------

 (a)   During the years ended December 31, 2000 and 2001, Niagara Corporation repurchased 599,129 shares, and 125,300 shares of its Common Stock, respectively, at a cost of $2,404,198 and $219,275, respectively.
 ----------------------------------------------------------------------------------------------------


                                            See accompanying notes to condensed financial statements.

                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                                          Statements of Cash Flows

 Year ended December 31,                                                 2000               2001                2002
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from operating activities:
    Net income (loss)                                              $4,337,218        $(4,626,519)         $1,673,112
 ----------------------------------------------------------- ------------------ ------------------- ------------------
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                105,949            103,980              89,746
         Equity in net (income) loss of subsidiaries               (4,358,052)         4,536,536          (1,845,435)
         Deferred income taxes                                              -                  -            (399,000)
         (Increase) decrease in other current assets                   (5,843)           (38,940)            463,476
         (Decrease) increase in accrued expenses                      (42,403)            79,414             (25,856)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Total adjustments                                      (4,300,349)         4,680,990          (1,717,069)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by (used in) operating
               activities                                              36,869             54,471             (43,957)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:
    Acquisition of property and equipment                             (18,149)           (37,065)                  -
    Subsidiary reimbursement of property costs                              -                  -              17,364
    Advances, subsidiaries, net                                     1,808,830            223,741              (4,554)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by investing activities               1,790,681            186,676              12,810
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:
    Payments to acquire treasury stock                             (2,404,198)          (219,275)                  -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net (decrease) increase in cash
  and cash equivalents                                               (576,648)            21,872             (31,147)
 Cash and cash equivalents, beginning of year                         601,931             25,283              47,155
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of year                           $    25,283         $   47,155           $  16,008
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

                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                        Schedule I

                                                                     Condensed Financial Information of Registrant
                                                                           Notes to Condensed Financial Statements


   1.       Statement of Accounting   The accompanying  condensed financial  statements have been prepared by Niagara
            Policy                    Corporation   ("Niagara")   pursuant  to  the  rules  and  regulations  of  the
                                      Securities  and  Exchange   Commission.   Certain   information   and  footnote
                                      disclosures  normally included in financial  statements  prepared in accordance with generally  accepted  accounting  principles have been condensed or omitted pursuant to these  rules and  regulations.  It is,  therefore,  suggested  that
                                      these  condensed   financial   statements  be  read  in  conjunction  with  the
                                      consolidated financial statements and notes thereto.


   2.       Restrictions on           Niagara's subsidiary, Niagara LaSalle Corporation ("Niagara LaSalle"), which
            Distributions             was acquired on August 16, 1995, has a revolving line of credit and term loan agreement with a group of banks which contains certain restrictions on the payment of dividends. Niagara LaSalle is permitted, however, to pay management fees to Niagara and, in each of the years ended December 31, 2000, 2001 and
                                      2002, $1,350,000 of such management fees were included as revenues in the accompanying condensed financial statements but have been eliminated in the consolidated financial statements

                                      Niagara's subsidiary, Niagara LaSalle (UK) Limited ("Niagara UK"), which acquired the equipment, inventory and certain other assets of the steel bar businesses of Glynwed Steels Limited on May 21, 1999, has bank facilities and invoice discounting agreements which contain certain restrictions on the payment of dividends. Niagara UK is permitted, however, to pay management fees to Niagara of up to (pound)300,000 per year. During the years ended December
                                      31, 2000 and 2001, $455,100 ((pound)300,000) and $432,393 ((pound)300,000), respectively, of such management fees were included as revenues in the accompanying condensed financial statements, but have been eliminated in the consolidated financial statements. During the year ended December 31, 2002, payment of Niagara UK's management fees were discontinued.

   3.       Trade Payable             During the fourth quarter of 2002, Niagara guaranteed on a short-term basis
            Guarantees                certain trade payables of Niagara UK in the aggregate amount of up to
                                      (pound)6.7 million (approximately $10.7 million) in order to ensure an orderly supply of raw materials.




                                                                                               Niagara Corporation
                                                                                                  and Subsidiaries
                                                                                                       Schedule II

                                                                                 Valuation and Qualifying Accounts


 Years ended December 31, 2000, 2001 and 2002
 ---------------------------------- --------------- -------------------------------- ----------------- ---------------
                                                               Additions
                                                    --------------------------------
                                      Balance at        Other         Charged to        Deductions       Balance at
                                     beginning of                      costs and                           end of
                                         year                          expenses                             year
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 December 31, 2002:
    Allowance for doubtful
       accounts                       $1,276,000       $    -            $379,000         $ 308,000      $1,347,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 December 31, 2001:
    Allowance for doubtful
       accounts                       $1,459,000       $    -           $(165,000)        $  18,000      $1,276,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------
 December 31, 2000:
    Allowance for doubtful
       accounts                       $  925,000       $    -           $ 534,000     $           -      $1,459,000
 ---------------------------------- --------------- --------------- ---------------- ----------------- ---------------





                                                                  Exhibit 21



                                 SUBSIDIARIES


         Niagara LaSalle Corporation, a Delaware corporation

         LaSalle Steel Company, a Delaware corporation

         Niagara LaSalle (UK) Limited, an English company, which also conducts business under the following names:

               -     Gadd Dudley Port
               -     Ductile Wesson
               -     GB Longmore
               -     Midland Engineered Steels
               -     Wesson Bright Products
               -     Macreadys

                                                                Exhibit 99.1



                        Certification of CEO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Niagara Corporation (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Scharf, as the Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Michael Scharf
Michael Scharf
Chairman, President & Chief Executive Officer
March 28, 2003



This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.

                                                               Exhibit 99.2



                        Certification of CFO Pursuant to
                            18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Niagara Corporation (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Rozanski, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Raymond Rozanski
Raymond Rozanski
Vice President & Treasurer
March 28, 2003



This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.