Form 10-K/A
period 2002-12-31
NIAGARA CORP
filed 2003-04-30
CIK 710976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

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


                        Commission file number 0-22206


                              NIAGARA CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                    59-3182820
                  --------                                    ----------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)


   667 Madison Avenue, New York, New York                        10021
   ----------------------------------------                      -----
  (Address of Principal Executive Offices)                     Zip Code


      Registrant's telephone number, including area code: (212) 317-1000
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __.
                                                   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,845,395 (assumes the registrant's officers, directors and all stockholders holding 5% or more of outstanding shares are affiliates).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No [X].
                                               ---
     There were 8,238,517 shares of the registrant's Common Stock outstanding as of April 25, 2003.

     Documents Incorporated by Reference: None.



         This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 2002 (the "Form 10-K"). As stated in the Form 10-K, certain Items comprising Part III thereof would be filed by amendment or incorporated by reference from Niagara's Proxy Statement for its 2003 Annual Meeting of Stockholders.


                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

         Certain information with respect to the directors of Niagara is set forth below.

         Michael J. Scharf, 60, has been the Chairman of the Board, President and Chief Executive Officer of Niagara since its inception in 1993. He has also served as the Chairman of the Board and Chief Executive Officer of Niagara LaSalle Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle") since the dates of their acquisition by Niagara and Niagara LaSalle, respectively, and currently holds various other positions with such subsidiaries. Since March 1999, Mr. Scharf has also been the Chairman of the Board and a director of Niagara LaSalle (UK) Limited ("Niagara UK"), a subsidiary of Niagara which acquired eight U.K. steel bar businesses during May 1999. Since August 1994, Mr. Scharf has been a director of Maxcor (see below), and until August 1997, was also a Vice President of Maxcor and its Secretary and Treasurer. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from the Harvard Business School.

         Gilbert D. Scharf, 54, has been the Secretary and a director of Niagara since its inception, and until March 1998, was also a Vice President of Niagara and its Treasurer. He has also served as a director of Niagara LaSalle and LaSalle since the dates of their acquisition by Niagara and Niagara LaSalle, respectively. Since August 1994, Mr. Scharf has been Chairman of the Board, President and Chief Executive Officer of Maxcor Financial Group Inc., a holding company with operating subsidiaries in the financial services industry ("Maxcor"), and currently holds the same positions with Euro Brokers Investment Corporation, a financial services company and subsidiary of Maxcor, as well as of a number of its subsidiaries. Mr. Scharf received a B.A. degree from Duke University.

         Frank Archer, 66, has been a director of Niagara since May 1998. Mr. Archer has been the President and a director of Niagara LaSalle since its formation in 1986 and the President and a director of LaSalle since April 1997 when it was acquired by Niagara LaSalle. Mr. Archer received a Certificate in Tool and Die Design from the Cleveland Engineering Institute and an Associates degree from John Carroll University. He also attended the Advanced Management Program at the Harvard Business School.

         Gerald L. Cohn, 74, has been a director of Niagara since its inception. Mr. Cohn is a private investor who, since 1968, has been involved in the financing and acquisition of companies, including AgMet, Inc., a refiner of precious metals and a recycler of ferrous and non-ferrous metals, Cadillac Cable Corp., a multi-plant manufacturer of copper and aluminum building wire, Pepco, Inc., a ferrous and non-ferrous metal recycler and ferrous stevedoring and shipping company, and DVI, Inc., a health service finance company for which Mr. Cohn currently serves as a financial advisory consultant and a director. He is also a director of Diametrics Medical, Inc. and Frazier Healthcare Investments, L.P. Mr. Cohn attended Penn State University. He is a member of the Board's Audit Committee and the Chairman of its Compensation Committee.

         Andrew R. Heyer, 44, has been a director of Niagara since its inception. Since February 2000, Mr. Heyer has been a Managing Director of Trimaran Fund Management, L.L.C., the investment advisor to Trimaran Fund II, L.L.C., a private equity fund. Since July 1998, Mr. Heyer has also been a member of the Investment Committee of Trimaran Advisors, L.L.C, the investment advisor to Caravelle Investment Fund, L.L.C. and Caravelle Investment Fund II, L.L.C., each of which is a collateralized debt obligation fund. Since June 2001, Mr. Heyer has been a Vice Chairman, and from August 1995 through June 2001, he was a Managing Director and co-head of the Leveraged Finance Group, of CIBC World Markets Corp., an investment banking firm. Since August 1995, Mr. Heyer has also been co-head of CIBC Argosy Merchant Banking Funds. He is also a director of Hain Celestrial Food Group, Inc. and Fairfield Manufacturing Company, Inc. Mr. Heyer received a B.S. degree and an M.B.A. from the Wharton School of the University of Pennsylvania. He is the Chairman of the Board's Audit Committee.

         Douglas T. Tansill, 64, has been a director of Niagara since March 1998. Since January 2000, Mr. Tansill has been a private investor and financial consultant. From November 2000 to January 2002, Mr. Tansill was an Advisor to UBS Warburg, an investment banking firm. From December 1994 through August 1998, Mr. Tansill was a Managing Director, and from August 1998 through November 2000, he was an Advisory Director, in the Investment Banking Division at Paine Webber Incorporated, an independent national securities firm. Mr. Tansill received a B.A. degree from Trinity College and an M.B.A. from the Harvard Business School. He is a member of the Board's Audit and Compensation Committees.


Executive Officers

         Set forth below is certain information with respect to each of the executive officers of Niagara who is not also a director of Niagara.

         Marc J. Segalman, 44, has been the Executive Vice President and General Counsel of Niagara since January 2002, and from September 1997 through January 2002, he was a Vice President of Niagara and its General Counsel. Mr. Segalman has also been an Executive Vice President and the General Counsel of Niagara LaSalle and LaSalle since March 2000. From October 1987 through August 1997, Mr. Segalman practiced law in the mergers and acquisitions group of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Segalman received an A.B. degree from Dartmouth College and a J.D. degree from the Boston University School of Law.

         Raymond Rozanski served as Vice President and the Treasurer of Niagara from March 1998 until his death in April 2003, as an Executive Vice President, the Secretary, Treasurer and a director of Niagara LaSalle since its formation until April 2003, and an Executive Vice President, the Treasurer and a director of LaSalle since it was acquired by Niagara LaSalle until April 2003. Mr. Rozanski also served as the Secretary and a director of Niagara UK from March 1999 until April 2003. Mr. Rozanski received a B.S. degree in Business Administration from the State University of New York at Buffalo. As of the date hereof, no replacement for Mr. Rozanski has been appointed by Niagara's Board of Directors.

         David Sinclair, 33, has been Vice President for Information Technology of Niagara, Niagara LaSalle and LaSalle since January 2002. From June 1999 through January 2002, he was the Director of Information Technology for Niagara LaSalle and LaSalle. From August 1997 through December 1998, Mr. Sinclair was the Manager of Internet Development for QAD, Inc., a vendor of enterprise resource planning software. Mr. Sinclair received a B.S. degree in Business Administration from the State University of New York at Buffalo.

         Michael J. Scharf and Gilbert D. Scharf are brothers. There are no other family relationships among Niagara's directors or executive officers.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Niagara's directors, officers and persons who beneficially own more than 10% of a registered class of Niagara's equity securities ("10% stockholders") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and changes in ownership in Niagara's equity securities and to furnish Niagara with copies of all such forms. Based solely on its review of copies of such forms received by it, and written representations that no other reports were required, Niagara believes that, other than the filing of the Initial Statement of Beneficial Ownership by David Sinclair which was filed late, all such Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders with respect to Niagara's fiscal year ended December 31, 2002 and its prior fiscal years were complied with on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION


Summary Compensation Table

         The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its other executive officers as of December 31, 2002
(collectively, the "Named Executive Officers").


                                                          Annual Compensation
                                                          -------------------

                                                                                             All Other
            Executive Officer                Year      Base Salary        Bonus(1)        Compensation(2)
            -----------------                ----      -----------        --------        ---------------

Michael J. Scharf                            2002      $  480,000          $ 200,000      $    15,251
  Chairman, Chief Executive Officer          2001      $  480,000                  -      $    13,229
     and President                           2000      $  480,000          $ 240,000      $    12,563

Frank Archer                                 2002      $  325,000          $ 100,000      $    39,339 (3)
   President of Niagara LaSalle and          2001      $  325,000                  -      $    37,317 (3)
       LaSalle                               2000      $  225,000          $ 125,000      $    12,563

Marc J. Segalman                             2002      $  300,000           $ 75,000      $    15,251
   Executive Vice President and              2001      $  300,000                  -      $    13,229
       General Counsel                       2000      $  225,000           $ 75,000      $    12,563

Raymond Rozanski (4)                         2002      $  225,000           $ 75,000      $    15,251
   Vice President and Treasurer              2001      $  225,000                  -      $    13,229
                                             2000      $  225,000                  -      $    12,563

David Sinclair (5)                           2002      $  250,000           $ 50,000      $    15,251
    Vice President for Information
        Technology


(1)     Paid in subsequent year.

(2) Amounts include (i) employer matching and additional contributions under the Niagara LaSalle 401(k) Retirement Savings Plan equal to a 100% match for the first 3% of employee contributions, a 50% match for the next 2% of employee contributions and an additional employer contribution equal to 2% of earnings, subject, in each case, to certain limitations, (ii) annual premiums of up to $1,740 on life insurance policies providing coverage for such officers of two times annual salary, up to a maximum of $500,000, (iii) annual premiums of up to $1,350 on long-term disability policies providing for, in the event of disability, two-thirds of monthly earnings, up to a maximum of $15,000 per month and (iv) annual premiums of up to $41 on travel accident policies providing for, in the event of death or injury to the insured while traveling, up to $250,000, and in the event of death or injury to the insured's spouse while traveling with the insured on business, $250,000. Certain perquisites and other personal benefits that aggregate in each case to less than the lesser of either $50,000 or 10% of the Named Executive Officer's annual salary and bonus have been omitted pursuant to Item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(3) Amount includes annual premiums of (i) $ 20,000 on approximately $ 3.5 million of supplemental life insurance coverage and (ii) $ 4,088 on long-term care policy providing for, in the event of certain disabilities, $ 300 per day up to a maximum of $ 657,000.

(4) Raymond Rozanski died on April 13, 2002. As of the date hereof, no replacement for Mr. Rozanski has been appointed by Niagara's Board of Directors.

(5) David Sinclair became Niagara's Vice President for Information Technology during January 2002.


Stock Option Grants

         No stock options were granted to any of the Named Executive Officers during 2002.


Stock Option Exercises and Fiscal Year End Values

         No stock options were exercised by any of the Named Executive Officers during 2002.

         The following table sets forth, for each Named Executive Officer, the number of shares of Niagara Common Stock underlying the total number of stock options held by him at Niagara's December 31, 2002 fiscal year end. Based on the closing price for Niagara Common Stock as of such date, none of the stock options granted by Niagara to its Named Executive Officers were in-the-money.


                  EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                                FISCAL YEAR END

                                            Number of Shares Underlying
                                          Options at 2002 Fiscal Year End
                                          --------------------------------
          Name                          Exercisable           Unexercisable
          ----                          -----------           -------------
          Michael J. Scharf               660,000                240,000

          Frank Archer                    310,000                 40,000

          Raymond Rozanski                310,000                 40,000

          Marc J. Segalman                 50,000                   -

          David Sinclair                   30,000                 20,000


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

         Mr. Scharf's Employment Agreement provides that he will be entitled, commencing on the first day of the month following his termination of employment with Niagara, to receive an annual retirement benefit equal in amount to his Final Average Pay, multiplied by the product of his years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to his surviving spouse during her lifetime. Final Average Pay is defined in Mr. Scharf's Employment Agreement to mean the highest average of his combined annual salary and bonus over a three-consecutive-year period during the ten-year period immediately preceding the year in which he incurs a termination of his employment with Niagara. Mr. Scharf's current Final Average Pay is $626,667. He has 9.67 years of service with Niagara as of December 31, 2002. The estimated annual benefits set forth in the Pension Plan Table are computed on a straight-life annuity basis, commencing at normal retirement age, and are not subject to any deduction for social security or other offsetting amounts.

Employment Contracts

Michael Scharf

         Niagara and Niagara LaSalle entered into an employment agreement with Michael Scharf dated as of January 1, 1999 (the "Employment Agreement"), providing, among other things, that he will continue to serve as the Chairman, Chief Executive Officer and President of Niagara and the Chairman and Chief Executive Officer of Niagara LaSalle for the term of the Employment Agreement. Such term will be for five years, subject to annual one-year extensions commencing on January 1, 2002 unless Niagara or Mr. Scharf provides the other with timely notice not to extend. The Employment Agreement provides that Mr. Scharf will be entitled to (i) an annual base salary ("Annual Base Salary") of not less than $480,000; (ii) a performance-based annual incentive bonus subject to the approval of Niagara's stockholders (which was approved at Niagara's 1999 Annual Meeting of Stockholders); (iii) a supplemental annual retirement benefit ("SERP") equal in amount to Mr. Scharf's Final Average Pay (as defined in the Employment Agreement), multiplied by the product of Mr. Scharf's years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to Mr. Scharf"s surviving spouse during her lifetime; (iv) annual grants of stock options as determined by the Compensation Committee of Niagara"s Board of Directors; and (v) medical coverage and specified fringe benefits.

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

Compensation of Directors

         The members of the Board of Directors are compensated in a manner and at a rate determined from time to time by the full Board. Each member of the Board of Directors, other than Michael Scharf and Frank Archer, received $15,000 as compensation for his service as a director during 2002.

         Niagara maintains directors and officers liability insurance which insures directors and officers of Niagara and its subsidiaries against certain liabilities by them while serving in such capacities, and reimburses Niagara for certain indemnification payments made by Niagara to directors and officers of Niagara and its subsidiaries. These policies extend through March 12, 2004 at a total annual premium of $125,780. No claims have been made under these policies.


Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors is comprised of Gerald L. Cohn and Douglas T. Tansill. There are no "interlocks" as defined by the SEC with respect to any director who serves or for any part of 2002 served as a member of the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         Set forth below is certain information concerning beneficial ownership of Niagara's Common Stock as of April 25, 2003 by (i) each director of Niagara, (ii) each Named Executive Officer, (iii) all directors and executive officers of Niagara as a group and (iv) based on public filings made through April 25, 2003, persons known by Niagara to be the beneficial owners of 5% or more of the outstanding shares of Niagara Common Stock.


                                                                                                         Percentage
                                Name (1)                                     Number of Shares (2)    Beneficially Owned (3)
                                ----                                         ----------------        ------------------

Michael J. Scharf .............................................................    3,249,300               36.0%

Gilbert D. Scharf .............................................................      599,700                7.2%

Raymond Rozanski ..............................................................      336,250                3.9%

Frank Archer ..................................................................      330,000                3.9%

Andrew R. Heyer ...............................................................       76,500                 *

Gerald L. Cohn ................................................................       63,000                 *

Marc J. Segalman ..............................................................       50,000                 *

Douglas T. Tansill ............................................................       50,000                 *

David Sinclair ................................................................       30,000                 *

All directors and executive officers as a group (nine persons) ................    4,784,750               48.1%

Wynnefield Group (7) ..........................................................      539,619                6.5%

Dimensional Fund Advisors Inc. (8) ............................................      535,300                6.5%


*     Less than 1%

(1) The address of each stockholder, other than Dimensional and the Wynnefield Group (each as defined below), is c/o Niagara Corporation, 667 Madison Avenue, 11th Floor, New York, New York 10021.

(2) Includes shares of Niagara Common Stock issuable upon the exercise of stock options held by the stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options"). Beneficial Ownership of Exercisable Options is as follows: Michael J. Scharf -- 780,000; Gilbert D. Scharf -- 53,000; Raymond Rozanski -- 330,000; Frank Archer -- 330,000; Andrew R. Heyer -- 53,000; Gerald L. Cohn -- 53,000; Marc J.
      Segalman -- 50,000; David Sinclair -- 30,000; Douglas T. Tansill -- 28,000; and all directors and executive officers as a group -- 1,707,000.

(3) Based upon 8,238,517 shares of Niagara Common Stock outstanding as of April 25, 2003, plus any shares of Niagara Common Stock issuable upon the exercise of Exercisable Options held by the stockholder (but not by any other stockholder).

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

(6) Includes 6,250 shares of Niagara Common Stock held by a trust for the benefit of Mr. Rozanski's children, of which Mr. Rozanski was trustee.

(7) Information with respect to Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I , Wynnefield Capital Management LLC and Wynnefield Capital, Inc. (collectively, the "Wynnefield Group") and their holdings of Niagara Common Stock is based on the Wynnefield Group's Schedule 13D/A dated November 27, 2002. The business address of each member of the Wynnefield Group is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(8)   Information with respect to Dimensional Fund Advisors, Inc.
      ("Dimensional") and its holdings of Niagara Common Stock is based on Dimensional's Schedule 13G/A dated February 3, 2003. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.


Equity Compensation Plan Information

         Set forth below is certain information concerning securities authorized for issuance under Niagara's equity compensation plans as of December 31, 2002:


                                        Number of securities to be    Weighted average          Number of securities remaining
                                         issued upon exercise of      exercise price of       available for future issuance under
                                          outstanding options,       outstanding options,     equity compensation plans (excluding
                                         warrants and rights (a)    warrants and rights (b)    securities reflected in column (a))
                                         -----------------------    ----------------------    ------------------------------------

Equity compensation plans approved
  by security holders                           2,310,000                  $5.70                             190,000

Equity compensation plans not
  approved by security holders                          -                    -                                  -
                                                ----------                                                   --------
Total                                           2,310,000                  $5.70                             190,000
                                                ==========                                                   ========


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


ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Independent accountant fees incurred in respect of services rendered to Niagara and its subsidiaries for 2002, including the audit of its December 31, 2002 financial statements, will be contained in Niagara's Proxy Statement for its 2003 Annual Meeting of Stockholders. Additional disclosures required by new Item 15, "Principal Accountant Fees and Services," are effective for periodic annual filings for the first fiscal year ending after December 15, 2003, and Niagara will provide such disclosure in its Annual Report on Form 10-K for the year ending December 31, 2003.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2003.

                                     NIAGARA CORPORATION


                                     By: /s/ Michael J. Scharf
                                         --------------------------
                                         Michael J. Scharf
                                         Chairman of the Board
                                         Chief Executive Officer and President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    Chairman of the Board,
   /s/ Michael J. Scharf            Chief Executive Officer    April 30, 2003
------------------------------      and President
       Michael J. Scharf


   /s/ Gilbert D. Scharf            Secretary and Director     April 30, 2003
-----------------------------
       Gilbert D. Scharf


   /s/ Frank Archer                 Director                   April 30, 2003
-----------------------------
       Frank Archer


   /s/ Gerald L. Cohn               Director                   April 30, 2003
-----------------------------
       Gerald L. Cohn


   /s/ Andrew R. Heyer              Director                   April 30, 2003
-----------------------------
       Andrew R. Heyer


   /s/ Douglas T. Tansill           Director                   April 30, 2003
-----------------------------
       Douglas T. Tansill