Form 10-Q
period 2003-03-31
NIAGARA CORP
filed 2003-05-15
CIK 710976

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                    For the Quarter Ended March 31, 2003

                       Commission File Number 0-22206

                            NIAGARA CORPORATION
            _____________________________________________________
           (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        59-3182820
_______________________________                        ______________________
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                        Identification Number)




                             667 Madison Avenue
                          New York, New York 10021
                  ________________________________________
                  (Address of Principal Executive Offices)

                               (212) 317-1000
                        ____________________________
                          (Registrant's Telephone
                        Number, Including Area Code)

                                    N/A
            ____________________________________________________
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No____.

         Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of March 31, 2003.

NIAGARA CORPORATION

Index to March 2003 Form 10-Q
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              Page
                       Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):
           Niagara Corporation
                  Consolidated Balance Sheets......................................................................            3
                  Consolidated Statements of Operations............................................................            4
                  Consolidated Statement of Stockholders' Equity...................................................            5
                  Consolidated Statements of Cash Flows............................................................            6
                  Notes to Consolidated Financial Statements.......................................................            7

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................................................           17

Item 3. Quantitative and Qualitative Disclosures about Market Risk ................................................           25

Item 4. Controls and Procedures ...................................................................................           26

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................................           26

Item 2.  Changes in Securities and Use of Proceeds.................................................................           27

Item 3.  Defaults Upon Senior Securities...........................................................................           27

Item 4.  Submission of Matters to a Vote of Security Holders ......................................................           27

Item 5.  Other Information ........................................................................................           27

Item 6.  Exhibits and Reports on Form 8-K .........................................................................           27

Signatures.........................................................................................................           28

Certifications ....................................................................................................           29

                                                                                                                Niagara Corporation
                                                                                                                   and Subsidiaries

                                                                                                      Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,                 March 31,
                                                                                                  2002                     2003
------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                                                     (unaudited)
Assets
Current:

   Cash and cash equivalents                                                               $ 5,561,090               $ 2,729,479
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,347,000 and $1,258,000                                                             34,283,089                44,937,650
   Inventories                                                                              55,662,799                53,758,076
   Deferred income taxes                                                                     1,953,000                 2,025,835
   Other current assets                                                                      3,146,316                 3,595,590
------------------------------------------------------------------------------ ------------------------ -------------------------

        Total current assets                                                               100,606,294               107,046,630

Property, plant and equipment, net of accumulated depreciation and
   amortization of $50,619,348 and $52,956,968                                              85,775,275                83,782,919
Goodwill                                                                                     1,904,499                 1,904,499
Deferred financing costs, net of accumulated amortization of $627,252
   and $654,924                                                                                147,748                   120,076
Intangible pension asset                                                                       318,000                   305,000
Other assets                                                                                   444,333                   369,782
------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                         $ 189,196,149              $193,528,906
============================================================================== ======================== =========================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $ 37,656,820              $ 40,583,484
   Accrued expenses                                                                         11,455,990                14,182,892
   Current maturities of long-term debt                                                      7,509,462                 7,621,284
------------------------------------------------------------------------------ ------------------------ -------------------------
        Total current liabilities                                                           56,622,272                62,387,660
Other:
   Long-term debt, less current maturities                                                  63,816,781                61,568,837
   Accrued pension cost                                                                      6,729,000                 6,284,750
   Accrued other postretirement benefits                                                     4,747,067                 4,746,491
   Deferred income taxes                                                                     9,602,000                 9,602,000
   Other noncurrent liabilities                                                                250,667                   238,372
------------------------------------------------------------------------------ ------------------------ -------------------------
        Total liabilities                                                                  141,767,787               144,828,110
------------------------------------------------------------------------------ ------------------------ -------------------------
Stockholders' equity:
   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                                    -                         -
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                     9,998
   Additional paid-in capital                                                               50,111,675                50,111,675
   Retained earnings                                                                        13,525,271                14,949,355
   Accumulated other comprehensive loss                                                     (7,968,898)               (8,120,548)
------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                            55,678,046                56,950,480
   Treasury stock, at cost, 1,758,938 shares                                                (8,249,684)               (8,249,684)
------------------------------------------------------------------------------ ------------------------ -------------------------
        Total stockholders' equity                                                          47,428,362                48,700,796
------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                         $ 189,196,149             $ 193,528,906
============================================================================== ======================== =========================


                                                                     See accompanying notes to consolidated financial statements.

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                           Consolidated Statements of Operations
                                                                                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                  2002                        2003
-------------------------------------------------------- -------------------------------------------- ---------------------------
Net sales                                                                              $62,971,239                 $79,748,415

Cost of products sold                                                                   56,141,691                  70,185,236
-------------------------------------------------------- -------------------------------------------- ---------------------------
          Gross profit                                                                   6,829,548                   9,563,179

Operating expenses:

   Selling, general and administrative                                                   6,104,220                   6,819,957
-------------------------------------------------------- -------------------------------------------- ---------------------------
        Income from operations                                                             725,328                   2,743,222

Other income (expense):

   Interest expense                                                                       (922,383)                    (823,955)

   Other income                                                                             48,367                       24,817
-------------------------------------------------------- -------------------------------------------- ---------------------------


        Income (loss) before income taxes                                                 (148,688)                   1,944,084

Provision for income taxes                                                                  40,000                      520,000
-------------------------------------------------------- -------------------------------------------- ---------------------------

Net income (loss)                                                                   $     (188,688)              $   1,424,084
======================================================== ========================================================================

Net income (loss) per share (basic and diluted)                                     $         (.02)              $         .17
======================================================== ========================================================================
Weighted average common shares outstanding:
  (basic and diluted)                                                                    8,238,517                   8,238,517
======================================================== ========================================================================

                                                                        See accompanying notes to consolidated financial statements.

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                      Consolidated Statement of Stockholders' Equity
                                                                                                                     (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                               Common Stock
                                                        -------------------------

                                                           Number of                 Additional        Retained
                                                            shares       Amount   paid-in capital      earnings
-----------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                                   9,997,455     $9,998       $50,111,675     $13,525,271
-----------------------------------------------------------------------------------------------------------------

Comprehensive income (loss):
-----------------------------------------------------------------------------------------------------------------

   Net income for the period                                       -          -                 -       1,424,084

   Foreign currency translation adjustment (Note 2)
                                                                   -          -                 -               -
-----------------------------------------------------------------------------------------------------------------
Total comprehensive income                                         -          -                 -               -
-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                                    9,997,455     $9,998       $50,111,675     $14,949,355
-----------------------------------------------------------------------------------------------------------------


(TABLE CONTINUED)

---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2003
---------------------------------------------------------------------------------------------------------------------


                                                                                                      Total
                                                           Accumulated other    Treasury stock    stockholders'
                                                          comprehensive loss        at cost           equity
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                                       $(7,968,898)       $(8,249,684)      $47,428,362
-------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss):
-------------------------------------------------------------------------------------------------------------------

   Net income for the period                                             -                   -        1,424,084


   Foreign currency translation adjustment (Note 2)               (151,650)                  -         (151,650)
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                               -                   -        1,272,434
-------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                                        $(8,120,548)       $(8,249,684)      $48,700,796
-------------------------------------------------------------------------------------------------------------------
                                                       See accompanying notes to consolidated financial statements.

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                           Consolidated Statements of Cash Flows
                                                                                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                               2002                         2003
----------------------------------------------------------------------------- ----------------------- ---------------------------
Cash flows from operating activities:
   Net income (loss)                                                                $     (188,688)           $      1,424,084
----------------------------------------------------------------------------- ----------------------- ---------------------------

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

        Depreciation and amortization                                                    2,340,976                   2,392,345

        Provision for doubtful accounts                                                    (19,322)                    (46,664)

        Pension costs                                                                     (396,999)                   (444,250)

        Other postretirement benefits                                                     (126,781)                       (576)

        Changes in assets and liabilities:

              Decrease (increase) in accounts receivable                                 1,444,922                 (11,095,587)

              (Increase) decrease in inventories                                        (1,758,570)                  1,578,543

              (Increase) in other assets, net                                           (1,468,816)                   (541,511)

              Increase in trade accounts payable, accrued
              expenses and other non-current liabilities                                 4,948,312                   6,114,292
----------------------------------------------------------------------------- ----------------------- ---------------------------

                Total adjustments                                                        4,963,722                  (2,043,408)
----------------------------------------------------------------------------- ----------------------- ---------------------------

                Net cash provided by (used in) operating  activities                     4,775,034                    (619,324)
----------------------------------------------------------------------------- ----------------------- ---------------------------

Cash flows from investing activities:

   Acquisition of property and equipment                                                  (444,382)                   (515,158)
----------------------------------------------------------------------------- ----------------------- ---------------------------

                Net cash used in investing activities                                     (444,382)                   (515,158)
----------------------------------------------------------------------------- ----------------------- ---------------------------
Cash flows from financing activities:

   Repayment of long-term debt, net                                                     (4,609,043)                 (1,663,261)
----------------------------------------------------------------------------- ----------------------- ---------------------------

                Net cash used in financing activities                                   (4,609,043)                 (1,663,261)
----------------------------------------------------------------------------- ----------------------- ---------------------------

Effect of exchange rate changes on cash and cash equivalents                                (5,668)                    (33,868)
----------------------------------------------------------------------------- ----------------------- ---------------------------

Net decrease in cash and cash equivalents                                                 (284,059)                 (2,831,611)

Cash and cash equivalents, beginning of period                                           1,692,070                   5,561,090
----------------------------------------------------------------------------- ----------------------- ---------------------------

Cash and cash equivalents, end of period                                             $   1,408,011             $     2,729,479
============================================================================= ===================================================

                                                                     See accompanying notes to consolidated financial statements.

                                                                                              Niagara Corporation and Subsidiaries

                                                                    Notes to Consolidated Financial Statements - Information as of
                                                                                          March 31, 2003 and for the periods ended
                                                                                             March 31, 2002 and 2003 is unaudited.
----------------------------------------------------------------------------------------------------------------------------------

  1.       Basis of                 Basis of Presentation
           Presentation and
           Critical Accounting      The accompanying condensed consolidated financial statements of Niagara Corporation
           Policies                 ("Niagara") and its subsidiaries (together with Niagara, the "Company"), Niagara LaSalle
                                    Corporation ("Niagara LaSalle"), LaSalle Steel Company ("LaSalle," and together with Niagara
                                    LaSalle, "Niagara US") and Niagara LaSalle (UK) Limited ("Niagara UK"), are unaudited;
                                    however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2002.


                                    Critical Accounting Policies

                                    On December 12, 2001, the Securities and Exchange Commission (the "SEC") issued Financial
                                    Reporting Release No. 60 which requires a discussion of the critical accounting policies used by companies in the preparation of their financial statements. Note 1 to the Company's audited financial statements for the year ended December 31, 2002 includes a summary of the significant accounting policies used by the Company in the preparation of its financial statements. The Company believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's condensed financial statements.

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

                                    Revenue from the sale of products is recorded at the time the goods are shipped and title and risk of loss has transferred. Revenue from freight charged to customers is recognized when products are shipped. Provisions for discounts, customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

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

                                    Effects of Recent Accounting Pronouncements

                                    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of
                                    Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement
                                    Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.
                                    This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

                                    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64,
                                    and Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
                                    which required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of
                                    Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
                                    Unusual and Infrequently Occurring Events and Transactions," will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

                                    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or
                                    Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to prior guidance which provided that liability for such exit costs be recognized at the date of an entity's commitment to an exit or disposal plan. This statement is required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

                                    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and
                                    Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others,"
                                    which interprets the guidance in FASB Statement No. 5, "Accounting for Contingencies,"
                                    relating to a guarantor's accounting for, and disclosure of, certain types of guarantees.
                                    Interpretation No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under
                                    Interpretation No. 45, the recognition of the liability is required even if it is not probable that payments will be required under the guarantee. Previously, SFAS No. 5 required recognition of a liability only for a probable loss. The recognition requirements of
                                    Interpretation No. 45 apply to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements ending after
                                    December 15, 2002. The adoption of Interpretation No. 45 as of January 1, 2003 did not have an effect on the Company's financial statements.

                                    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
                                    Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.
                                    See Note 4.

                                    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest
                                    Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51" which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of March 31, 2003.

                                    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative
                                    Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 is to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 continue to be applicable in accordance with their respective effective dates. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

  2.       Foreign Currency         Niagara UK, an English company, uses British pounds sterling ("(pound)") as its functional
           Translation and          currency and its accounts are translated to United States dollars in conformity with
           Transactions             SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the balance sheet dates and the related revenues and expenses have been translated at the average rates for the periods. Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive loss within the Statement of Stockholders' Equity.
                                    Gains and losses resulting from foreign currency transactions are included in other income within the Statements of Operations.


3. Inventories

                                  Inventories consisted of the following:

                                                                                        December 31,          March 31,
                                                                                            2002                 2003
                                  -------------------------------------------------------------------------------------------

                                  Raw materials                                           $14,749,119           $15,485,205

                                  Work-in-process                                           4,071,318             3,818,991

                                  Finished goods                                           36,842,362            34,453,880
                                  -------------------------------------------------------------------------------------------

                                                                                          $55,662,799           $53,758,076
                                  ===========================================================================================


                                  At March 31, 2003, Niagara US inventories were $36,808,533 determined using the LIFO method and
                                  Niagara UK inventories were $16,949,543 determined using the FIFO method.

4.    Stock Option Plan           The Company  accounts for its stock option plan in accordance  with the  provisions of APB
                                  Opinion No. 25,  "Accounting for Stock Issued to Employees," and related  interpretations.
                                  APB No. 25 provides that compensation  expense would be recorded on the date of grant only if the current  market price of the  underlying  stock  exceeded the exercise price of the option.  SFAS No. 123,  "Accounting for  Stock-Based  Compensation,"  permits  entities to recognize as expense over the vesting period the fair value of all  stock-based  awards on the date of grant.  Alternatively,  SFAS No. 123 allows  entities to continue to apply the provisions  of APB No. 25 and  provide  pro forma net  income and pro forma  earnings  per share  disclosures  for employee  stock  compensation  as if the  fair-value-based  method defined in SFAS  No. 123  had been  applied.  The Company has elected to continue to apply the  provisions  of APB No. 25 and  provide  the pro forma  disclosures  required  of SFAS
                                  No. 123 for options issued to employees.

                                  The Company has also adopted the additional disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
                                  123," which the FASB issued in December 2002. This statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                                  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                  Three months ended March 31,          2002          2003
                                  -----------------------------------------------------------
                                  Net income (loss), as reported   $ (188,468)     $1,424,084

                                  Deduct: Total stock-based
                                  compensation expense
                                  determined under fair-value
                                  based method for all awards,
                                  net of related tax effects          (94,531)        (90,000)
                                  -----------------------------------------------------------
                                  Pro-forma net income (loss)      $ (282,999)     $1,334,084
                                  -----------------------------------------------------------
                                  Net income (loss) per share (basic and diluted):
                                       As reported                $      (.02)     $      .17

                                       Pro forma                  $      (.03)     $      .16
                                  ===========================================================




5.    Contingencies               Niagara US and  Niagara UK are subject to  extensive  environmental  laws and  regulations concerning,  among other matters,  water and air emissions and waste disposal.  Under such laws, including the Comprehensive  Environmental Response,  Compensation and Liability Act
                                  of 1980 as amended,  Niagara US and Niagara UK may be  responsible  for parts of the costs required to remove or remediate  previously disposed wastes or hazardous substances at the locations  they own or operate or at the  locations  which they  arranged  for disposal of such materials.  The costs expended  through  March 31,  2003 have been largely covered by insurance.  Management  believes  that the  resolution  of these  matters  will not have a material adverse effect on the Company's financial position or results of operations.

                                  Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs,
                                  Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $1,470,000 as of March 31, 2003. It is the policy of the Company to retain a portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims.
                                  Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

6.    Segments and Related        The Company operates in two reportable segments: (i) Niagara US which has operations in the
      Information                 United States and (ii) Niagara UK which has operations in the United Kingdom.
                                  Management operates these segments as separate strategic business units and measures their performance based on earnings before interest, taxes, depreciation and amortization ("Adjusted
                                  EBITDA"). Management believes that Adjusted EBITDA provides the best measurement of segment performance, in as much as it is based on a widely accepted measure of financial performance and cash flows, and management regularly calculates Adjusted EBITDA in order to determine compliance with financial covenants in the Company's credit facilities.

                                  Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency
                                  Translation." Assets and liabilities of this subsidiary have been translated at the exchange rates in effect on March 31, 2002 and 2003, and the related revenues and expenses have been translated at average rates for the periods.

                                  Niagara US sells its products primarily to customers in the United States.

                                  Approximately 68% of Niagara UK's sales to unaffiliated customers during the three months ended
                                  March 31, 2003 were within the United Kingdom with 18% to continental Europe and 14% to the rest of the world. These amounts were 68%, 19% and 13%, respectively, for the three months ended
                                  March 31, 2002. Niagara UK's sales to any one foreign country, other than the United States, for these periods represented less than 5% of its total sales.



-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------

          The following tables set forth certain performance and other information by each of the Company's reportable segments:

          At and for the three months ended March 31, 2002

                                                                                                 Corporate/
                                                  Niagara US            Niagara UK              Eliminations          Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $41,309,233            $23,592,121             $ (1,930,115)         $ 62,971,239
Intersegment sales                                         -              1,930,115               (1,930,115)                    -
Net sales to unaffiliated customers               41,309,233             21,662,006                        -            62,971,239
Segment profit (loss) (Adjusted EBITDA)            3,673,835               (135,454)                (381,857)            3,156,524
Depreciation and amortization                      1,836,773                475,106                   29,097             2,340,976
Interest expense                                     544,740                377,643                        -               922,383
Net income (loss)                                    656,706               (865,900)                  20,506              (188,688)
Accounts receivable, net                          14,757,875             21,247,528                        -            36,005,403
Long-lived assets                                 77,038,857             11,128,655                  512,790            88,680,302
Goodwill                                           1,904,499                      -                        -             1,904,499
Segment assets                                   127,924,497             51,246,279                1,011,687           180,182,463
Acquisition of property and equipment                234,525                209,857                        -               444,382
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------




          At and for the three months ended March 31, 2003

                                                                                                 Corporate/
                                                  Niagara US            Niagara UK              Eliminations          Consolidated
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                        $52,218,202       $     30,378,598             $ (2,848,385)         $ 79,748,415
Intersegment sales                                         -              2,848,385               (2,848,385)                    -
Net sales to unaffiliated customers               52,218,202             27,530,213                        -            79,748,415
Segment profit (loss) (Adjusted EBITDA)            4,150,315              1,481,841                 (494,883)            5,137,273
Depreciation and amortization                      1,867,142                505,203                   20,000             2,392,345
Interest expense                                     455,402                368,553                        -               823,955
Net income (loss)                                    924,203                608,085                 (108,204)            1,424,084
Accounts receivable, net                          18,821,083             26,116,567                        -            44,937,650
Long-lived assets                                 73,692,935             10,487,526                  397,316            84,577,777
Goodwill                                           1,904,499                     -                         -             1,904,499
Segment assets                                   135,872,256             57,150,707                  505,943           193,528,906
Acquisition of property and equipment                360,143                152,363                    2,652               515,158
------------------------------------------------------------------------------------------------------------------------------------


        The following table provides a reconciliation of the Company's segment profit (loss) (Adjusted EBITDA) for the three month periods ending March 31, 2002 and 2003, to the respective net income (loss) for such periods attributable to each reportable segment:

        Three months ended March 31,                            2002                                           2003

                                                 -----------------------------------------------------------------------------------
                                                  Niagara US            Niagara UK               Niagara US            Niagara UK
        ----------------------------------------------------------------------------------------------------------------------------
        Segment profit (loss) (Adjusted EBITDA)    $ 3,673,835           $   (135,454)            $ 4,150,315           $ 1,481,841
        Depreciation and amortization               (1,836,773)              (475,106)             (1,867,142)             (505,203)
        Interest expense                              (544,740)              (377,643)               (455,402)             (368,553)
        Intercompany interest income (expense)         100,379               (100,379)                      -                     -
        Other income                                    48,367                      -                  24,817                     -
        Provision for doubtful accounts                (27,000)               (59,277)                      -                     -
        Management fees                               (337,500)              (107,070)               (337,500)                    -
        (Provision) benefit for income taxes          (419,862)               389,029                (590,885)                    -
        ----------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                         $    656,706           $   (865,900)             $  924,203          $    608,085
        ============================================================================================================================

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under the 1999 plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under the 2001 plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002, Niagara UK completed this transaction. In connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the property. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311).

         In the fourth quarter of 2002, Niagara LaSalle completed significant purchases of equipment and related assets from two companies after having prevailed at auctions held in connection with such companies' bankruptcy proceedings. On October 8, 2002, Niagara LaSalle purchased certain production equipment and related assets of Moltrup Steel Products Company for $375,000. Niagara US has relocated the majority of these assets to its other operating facilities. On November 19, 2002, Niagara LaSalle purchased from Republic Technologies International, LLC ("Republic") all of the equipment and supplies located at Republic's Harvey, Illinois facility for $2,225,000. Management has not yet determined where this equipment will be deployed.


Results of Operations

         The Company's results of operations for the three months ended March 31, 2003 improved markedly when compared to those of the comparable period in 2002. Net sales by the Company's U.S. and U.K. operations increased due to improved business conditions and modest price increases on certain of the Company's products. During the first quarter of 2003, management continued to review all operations for additional opportunities for reductions in costs and improvements in operating efficiencies.


Three Months ended March 31, 2003 compared with March 31, 2002

         Net sales for the three months ended March 31, 2003 were $79,748,415, representing an increase of $16,777,176, or 26.6%, over the same period in 2002. Net sales by the Company's U.S. operations increased by $10,908,969 or 26.4%, and net sales by the Company's U.K. operations increased by $5,868,207 or 27.1%. The increase in net sales attributable to the Company's U.S. and U.K. operations was due primarily to an increase in sales volume (22.9% and 4.4%, respectively) and, to a lesser extent, an increase in prices (3.2% and 6.5%, respectively). Net sales by the Company's U.K. operations also reflect a 12.3% increase in the value of the British pound to the U.S. dollar for the three months ended March 31, 2003, as compared to the same period in 2002. The Company's U.K. operations use British pounds as its functional currency and its net sales were translated from British pounds into U.S. dollars at higher relative levels for the three months ended March 31, 2003 as compared to the same period in 2002 as a result of this change in value.

         Cost of products sold for the three months ended March 31, 2003 increased by $14,043,545 to $70,185,236, representing an increase of 25.0% over the same period in 2002. Cost of products sold attributable to the Company's U.S. and U.K. operations increased by $9,953,035 and $4,090,510, respectively. This increase was primarily attributable to the increase in sales volume.

         Gross margins for the three months ended March 31, 2003 increased by 1.1% compared to the same period in 2002. Gross margins for the Company's U.K. operations increased by 3.5% due to an increase in sales volume and prices. This increase was partially offset by a 0.4% decrease in gross margins for the Company's U.S. operations, primarily as a result of an increase in the price of raw materials.

         Selling, general and administrative expenses for the three months ended March 31, 2003 increased by $715,737 to $6,819,957, or 8.6% of net sales, compared to 9.7% of sales for the same period in 2002. The increase in dollar amount and the decrease as a percentage of net sales were primarily attributable to the increase in net sales by the Company's operations.

         Interest expense for the three months ended March 31, 2003 decreased by $98,428 to $823,955, due to decreased levels of borrowing and lower interest rates.

         Net income for the three months ended March 31, 2003 was $1,424,084, compared to a net loss of $188,688 for the comparable period of the prior year. Net income for the three months ended March 31, 2003 for the Company's U.K. operations was $608,085, an increase of $1,473,985 as compared to the net loss of $865,900 incurred by such operations during the three months ended March 31, 2002. Net income attributable to the Company's U.S. operations for the three months ended March 31, 2003 was $815,999, an increase of $138,787 over the same period in 2002. Net income (loss) attributable to the Company's U.S. and U.K. operations for the three months ended March 31, 2002, and for the Company's U.S. operations for the three months ended March 31, 2003, reflect statutory tax rates applied against income (loss) before income taxes. Net income attributable to the Company's U.K. operations for the three months ended March 31, 2003, however, reflects no tax provision, as a valuation allowance had been recorded to offset Niagara UK's deferred tax benefits as of December 31, 2002. The taxes that would have otherwise been provided against Niagara UK's income before income taxes for the three months ended March 31, 2003 have reduced the balance of this valuation allowance.

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 2003 totaled $515,158, as compared to $444,382 for the same period in 2002.

         Cash flows used by operating activities were $619,324 for the three months ended March 31, 2003, a decrease of $5,394,358 as compared to cash flows provided by operating activities of $4,775,034 for the same period in 2002. This decrease was largely attributable to an increase in accounts receivable in 2003 as compared to a decrease in 2002 (an increase of $11,095,587 in 2003 as compared to a decrease of $1,444,922 in 2002), which was partially offset by a decrease in inventories in 2003 as compared to an increase in 2002 (a decrease of $1,578,543 in 2003 as compared to an increase of $1,758,570 in 2002), an increase in net income (net income of $1,424,084 in 2003 as compared to net loss of $188,688 in 2002) and an increase in accounts payable, accrued expenses and other non-current liabilities in 2003 as compared to 2002 (an increase of $6,114,292 in 2003 as compared to an increase of $4,948,312 in 2002). Cash and cash equivalents at March 31, 2003 were $2,729,479, a decrease of $2,831,611 as compared to December 31, 2002, which decrease was primarily attributable to the timing of customer cash collections at December 31, 2002 and March 31, 2003. Such funds are used for working capital and other corporate purposes.

         On April 18, 1997 and in connection with the acquisition of LaSalle, Niagara US entered into a revolving credit and term loan agreement (as amended, the "Credit Agreement") and Niagara LaSalle terminated its previously existing credit agreements. The other parties to the Credit Agreement are Manufacturers and Traders Trust Company ("M&T"), Comerica Bank, Citizens Bank of Pennsylvania, and PNC Bank. The obligations of Niagara US under the Credit Agreement are guaranteed by Niagara and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US.

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

         Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00% (effective rate of 4.15% at March 31, 2003). Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory. Interest on such loans is payable in monthly installments at a rate that is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75% (effective rate of 3.81% at March 31, 2003).

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities, the ratio of net income before interest, taxes, depreciation and amortization ("EBITDA") to debt service and capital expenditures, and the ratio of senior secured indebtedness to EBITDA. Niagara US was in compliance with all of these requirements as of March 31, 2003.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of March 31, 2003, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during the three months ended March 31, 2003.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster") providing for a (pound)10 million (approximately $15.8 million) term loan and a (pound)9.8 million (approximately $15.4 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on August 31, 2005. The principal repayment installments on the term loan escalate from (pound)125,000 to (pound)213,333 (approximately $197,000 to $336,000) throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory and will mature on July 31, 2004. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% (effective rate of 3.89% at March 31, 2003) and is payable at the conclusion of such interest periods.

         The purchase of the U.K. steel bar businesses was also financed pursuant to (i) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK (the "Equity Investment"), (ii) a (pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK which accrued interest at 7.5% per annum (the "Subordinated Loan") and (iii) a (pound)2.5 million (approximately $4 million) non-interest bearing short-term loan from Niagara to Niagara UK (the "Short-Term Loan"). The Equity Investment, the Subordinated Loan and the Short-Term Loan were financed by borrowings under the Credit Agreement. The Short-Term Loan was repaid in 1999. The Subordinated Loan was capitalized to equity during the fourth quarter of 2002.

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.7 million) and subsequently reduced to (pound)2.5 million (approximately $3.9 million) as of December 31, 1999.

         At the Company's request, a number of amendments were made to the Discount Agreement effective August 23, 2002. These amendments included (i) a reduction in the maximum amount of advances to Niagara UK from (pound)20 million (approximately $31.5 million) to (pound)15.0 million (approximately $23.6 million), (ii) a reduction in the interest rate applicable to such advances from 2.25% to 2.0% above Royal Bank of Scotland's base rate (effective rate of 5.75% at March 31, 2003) and (iii) the extension of the maturity date on such advances to July 31, 2004. In connection with these amendments, Niagara and Niagara UK agreed to capitalize the Subordinated Loan, which occurred during the fourth quarter of 2002.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of Adjusted EBITDA to fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of March 31, 2003.

         In connection with the execution of the Facilities and Discount Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things restrict the payment of dividends in respect of the Niagara UK shares.

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom deteriorated during 2002. This necessitated, during the fourth quarter of 2002, Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)6.7 million (approximately $10.6 million) in order to ensure an orderly supply of raw materials.

         At March 31, 2003, the Company had borrowed or been advanced $44,904,977 under its revolving credit facilities and the Discount Agreement and had approximately $15,000,000 in available credit thereunder, and the outstanding balance of its term loans was $23,736,000. Working capital of the Company at March 31, 2003 was $44,658,970.

Critical Accounting Policies

         On December 12, 2001, the SEC issued Financial Reporting Release No. 60 which requires a discussion of the critical accounting policies used by companies in the preparation of their financial statements. Note 1 to the Company's audited financial statements for the year ended December 31, 2002 includes a summary of the significant accounting policies used by the Company in the preparation of its financial statements. The Company believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's condensed financial statements.

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

         Revenue from the sale of products is recorded at the time the goods are shipped and title and risk of loss has transferred. Revenue from freight charged to customers is recognized when products are shipped. Provisions for discounts, customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

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

Effects of Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to prior guidance which provided that liability for such exit costs be recognized at the date of an entity's commitment to an exit or disposal plan. This statement is required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others," which interprets the guidance in FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, certain types of guarantees. Interpretation No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under Interpretation No. 45, the recognition of the liability is required even if it is not probable that payments will be required under the guarantee. Previously, SFAS No. 5 required recognition of a liability only for a probable loss. The recognition requirements of Interpretation No. 45 apply to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The adoption of Interpretation No. 45 as of January 1, 2003 did not have an effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin
(ARB) No. 51" which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of March 31, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 is to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 continue to be applicable in accordance with their respective effective dates. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-Q, including, without limitation, in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," may constitute forward-looking statements. When used in this Form 10-Q, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "projects," "potential," "likely" or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the Securities and Exchange Commission, in the Company's press releases or in oral statements made by authorized officers of the Company. The factors discussed under "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" in Niagara's Report on Form 10-K for the fiscal year ended December 31, 2002, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-Q.


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


         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom deteriorated during 2002. This necessitated, during the fourth quarter of 2002, Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)6.7 million (approximately $10.6 million) in order to ensure an orderly supply of raw materials.

ITEM 4.  CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Acting Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. (Following the unexpected death on April 14, 2003 of Raymond Rozanski, the Company's Chief Financial and Accounting Officer, Anthony Verkruyse, currently Vice President-Finance of Niagara US, became the Company's Acting Chief Accounting Officer.) Based on such evaluation, such individuals have concluded that as of such evaluation date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to six such third-party sites. Management believes that, in five cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In three of these cases, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In connection with the fourth site, the United States Environmental Protection Agency (the "EPA") has notified LaSalle that it does not intend to seek cost recovery from it at this time. In the one non-de minimis case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the EPA and performed a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has made for these sites through March 31, 2003. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits.

              99.1         Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Acting Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NIAGARA CORPORATION
                                        ___________________
                                        (Registrant)


Date: May 15, 2003                      /s/ Michael Scharf
                                        ________________________________________
                                        Michael Scharf, President


Date: May 15, 2003                      /s/ Anthony J. Verkruyse
                                        ________________________________________
                                        Anthony J. Verkruyse,
                                        Vice President - Finance
                                        Niagara LaSalle Corporation
                                        LaSalle Steel Company
                                        (Acting Chief Accounting Officer-Niagara
                                         Corporation)

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                  /s/ Michael Scharf
                                  __________________
                                  Michael Scharf
                                  Chairman, President & Chief Executive Officer

                                  CERTIFICATION

         I, Anthony J. Verkruyse, as the Acting Chief Accounting Officer of Niagara Corporation, certify that:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                           /s/ Anthony J. Verkruyse
                           ________________________
                           Anthony J. Verkruyse
                           Vice President -Finance
                           Niagara LaSalle Corporation
                           LaSalle Steel Company
                           (Acting Chief Accounting Officer-Niagara Corporation)