Form 10-Q
period 2003-06-30
NIAGARA CORP
filed 2003-08-14
CIK 710976

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2003

                        Commission File Number 0-22206


                              NIAGARA CORPORATION
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                          59-3182820
------------------------------                       --------------------
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

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of June 30, 2003.

NIAGARA CORPORATION

INDEX TO JUNE 2003 FORM 10-Q

--------------------------------------------------------------------------
                                                                         PAGE

                        PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
        NIAGARA CORPORATION
                  CONSOLIDATED BALANCE SHEETS............................... 3
                  CONSOLIDATED STATEMENTS OF OPERATIONS..................... 4
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY............ 6
                  CONSOLIDATED STATEMENTS OF CASH FLOWS..................... 7
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................ 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...........................................22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........32

ITEM 4. CONTROLS AND PROCEDURES ............................................33

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................33

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................34

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............34

ITEM 5.  OTHER INFORMATION .................................................34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................34

SIGNATURES..................................................................35


                                                                                                             NIAGARA CORPORATION
                                                                                                                AND SUBSIDIARIES

                                                                                                     CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,                  June 30,
                                                                                                  2002                     2003
------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                                                     (unaudited)
ASSETS

CURRENT:

   Cash and cash equivalents                                                               $ 5,561,090               $ 2,842,657
   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,347,000 and $1,115,000                                                             34,283,089                42,862,855
   Inventories                                                                              55,662,799                57,676,746
   Deferred income taxes                                                                     1,953,000                 2,049,791
   Other current assets                                                                      3,146,316                 3,679,402
------------------------------------------------------------------------------ ------------------------ -------------------------
        TOTAL CURRENT ASSETS                                                               100,606,294               109,111,451

Property, plant and equipment, net of accumulated depreciation and
   amortization of $50,619,348 and $55,679,837                                              85,775,275                82,838,511
Goodwill                                                                                     1,904,499                 1,904,499
Deferred financing costs, net of accumulated amortization of $627,252
   and $682,596                                                                                147,748                    92,404
Intangible pension asset                                                                       318,000                   292,000
Other assets                                                                                   444,333                   320,804
------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                         $ 189,196,149              $194,559,669
------------------------------------------------------------------------------ ------------------------ -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                                       $ 37,656,820              $ 45,621,580
   Accrued expenses                                                                         11,455,990                14,114,280
   Current maturities of long-term debt                                                      7,509,462                 7,989,341
------------------------------------------------------------------------------ ------------------------ -------------------------

        TOTAL CURRENT LIABILITIES                                                           56,622,272                67,725,201
OTHER:

   Long-term debt, less current maturities                                                  63,816,781                56,716,621
   Accrued pension cost                                                                      6,729,000                 5,840,500
   Accrued other postretirement benefits                                                     4,747,067                 4,742,870
   Deferred income taxes                                                                     9,602,000                 9,602,000
   Other noncurrent liabilities                                                                250,667                   226,077
------------------------------------------------------------------------------ ------------------------ -------------------------

        TOTAL LIABILITIES                                                                  141,767,787               144,853,269
------------------------------------------------------------------------------ ------------------------ -------------------------

STOCKHOLDERS' EQUITY:

------------------------------------------------------------------------------ ------------------------ -------------------------

   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                                    -                         -
   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                     9,998
   Additional paid-in capital                                                               50,111,675                50,111,675
   Retained earnings                                                                        13,525,271                15,517,548
   Accumulated other comprehensive loss                                                     (7,968,898)               (7,683,137)

------------------------------------------------------------------------------ ------------------------ -------------------------
                                                                                            55,678,046                57,956,084
   Treasury stock, at cost, 1,758,938 shares                                                (8,249,684)               (8,249,684)
------------------------------------------------------------------------------ ------------------------ -------------------------

        TOTAL STOCKHOLDERS' EQUITY                                                          47,428,362                49,706,400
------------------------------------------------------------------------------ ------------------------ -------------------------

                                                                                         $ 189,196,149             $ 194,559,669
------------------------------------------------------------------------------ ------------------------ -------------------------

                                                                     See accompanying notes to consolidated financial statements.


                                                                                                             NIAGARA CORPORATION
                                                                                                                AND SUBSIDIARIES

                                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                     (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------

Three months ended June 30,                                                                     2002                      2003
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET SALES                                                                               $ 66,601,860               $73,002,583
COST OF PRODUCTS SOLD                                                                     58,545,977                64,703,508
-------------------------------------------------------- -------------------------------------------- ---------------------------
          GROSS PROFIT                                                                     8,055,883                 8,299,075
OPERATING EXPENSES:
   Selling, general and administrative                                                     6,306,048                 6,578,661
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME FROM OPERATIONS                                                             1,749,835                 1,720,414
OTHER INCOME (EXPENSE):

   Interest expense                                                                         (895,191)                 (792,545)
   Other income                                                                              163,841                   140,324
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME BEFORE INCOME TAXES                                                         1,018,485                 1,068,193
PROVISION FOR INCOME TAXES                                                                   905,000                   500,000
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET INCOME                                                                          $        113,485              $    568,193
-------------------------------------------------------- -------------------------------------------- ---------------------------

NET INCOME PER SHARE (BASIC AND DILUTED)                                            $            .01              $        .07
-------------------------------------------------------- -------------------------------------------- ---------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  (BASIC AND DILUTED)                                                                      8,238,517                 8,238,517
-------------------------------------------------------- -------------------------------------------- ---------------------------

-------------------------------------------------------- -------------------------------------------- ---------------------------

                                                                     See accompanying notes to consolidated financial statements.


                                                                                                             NIAGARA CORPORATION
                                                                                                                AND SUBSIDIARIES

                                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                     (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------

Six months ended June 30,                                                                       2002                        2003
-------------------------------------------------------- -------------------------------------------- ---------------------------

NET SALES                                                                               $129,573,099                $152,750,998

COST OF PRODUCTS SOLD                                                                    114,687,668                 134,888,744
-------------------------------------------------------- -------------------------------------------- ---------------------------
          GROSS PROFIT                                                                    14,885,431                  17,862,254

OPERATING EXPENSES:

   Selling, general and administrative                                                    12,410,268                  13,398,618
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME FROM OPERATIONS                                                             2,475,163                   4,463,636

OTHER INCOME (EXPENSE):

   Interest expense                                                                       (1,817,574)                 (1,616,500)
   Other income                                                                              212,208                     165,141
-------------------------------------------------------- -------------------------------------------- ---------------------------

        INCOME BEFORE INCOME TAXES                                                           869,797                   3,012,277

PROVISION FOR INCOME TAXES                                                                   945,000                   1,020,000
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET (LOSS) INCOME                                                                   $        (75,203)          $       1,992,277
-------------------------------------------------------- -------------------------------------------- ---------------------------

NET (LOSS) INCOME PER SHARE (BASIC AND DILUTED)                                     $           (.01)          $             .24
-------------------------------------------------------- -------------------------------------------- ---------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  (BASIC AND DILUTED)                                                                      8,238,517                   8,238,517
-------------------------------------------------------- -------------------------------------------- ---------------------------

                                                                                  See accompanying notes to financial statements.


                                                                                    NIAGARA CORPORATION
                                                                                       AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                            (UNAUDITED)

---------------------------------------------------------------------------------------------------------

Six months ended June 30, 2003
---------------------------------------------------------------------------------------------------------

                                            Common Stock
                                     -------------------------
                                        Number of     Amount     Additional         Retained
                                         shares                paid-in capital      earnings
----------------------------------------------------------------------------------------------


BALANCE, JANUARY 1, 2003                9,997,455     $9,998       $50,111,675     $13,525,271
Comprehensive income:

   Net income for the period                    -          -                 -       1,992,277

   Foreign currency
    translation adjustment (Note 2)             -          -                 -               -
----------------------------------------------------------------------------------------------
Total comprehensive income                      -          -                 -               -
----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                  9,997,455     $9,998       $50,111,675     $15,517,548
----------------------------------------------------------------------------------------------


                                   See accompanying notes to consolidated financial statements.


[Table continued]                                                                   NIAGARA CORPORATION
                                                                                       AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                            (UNAUDITED)

---------------------------------------------------------------------------------------------------------

Six months ended June 30, 2003
---------------------------------------------------------------------------------------------------------

                                            Common Stock
                                     -------------------------
                                            Accumulated                             Total
                                         other comprehensive    Treasury stock    stockholders'
                                           income (loss)          at cost           equity
-------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2003                     $(7,968,898)        $(8,249,684)     $47,428,362
Comprehensive income:

   Net income for the period                           -                   -        1,992,277

   Foreign currency
    translation adjustment (Note 2)              285,761                   -          285,761
-------------------------------------------------------------------------------------------------
Total comprehensive income                             -                   -        2,278,038
-------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003

                                             $(7,683,137)        $(8,249,684)     $49,706,400
-------------------------------------------------------------------------------------------------


                                     See accompanying notes to consolidated financial statements.



                                                                                                             NIAGARA CORPORATION
                                                                                                                AND SUBSIDIARIES

                                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                      (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                              2002                 2003
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                               $     (75,203)        $ 1,992,277
-----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:

        Depreciation and amortization                                                  4,631,707           4,703,966
        Provision for doubtful accounts                                                   21,021             (65,230)
        Pension costs                                                                   (666,500)           (888,500)
        Other postretirement benefits                                                   (432,671)             (4,197)
        Loss on disposal and write-off of equipment                                         --               114,819
        Changes in assets and liabilities:
              (Increase) in accounts receivable                                         (137,287)         (7,780,286)
              (Increase) in inventories                                               (4,167,446)         (1,446,017)
              (Increase) in other assets, net                                         (1,816,740)           (497,269)
              Increase in trade accounts payable, accrued
                 expenses and other non-current liabilities                            8,207,576           9,797,270
------------------------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                      5,639,660           3,934,556
------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING  ACTIVITIES                             5,564,457           5,926,833
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment                                                (635,210)         (1,413,587)
------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                                   (635,210)         (1,413,587)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt, net                                                   (5,571,951)         (7,312,041)
------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN FINANCING ACTIVITIES                                 (5,571,951)         (7,312,041)
------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             113,171              80,362
------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (529,533)         (2,718,433)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,692,070           5,561,090
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 1,162,537         $ 2,842,657
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

                                                            See accompanying notes to consolidated financial statements.


                                          NIAGARA CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION AS OF
                                       JUNE 30, 2003 AND FOR THE PERIODS ENDED
                                          JUNE 30, 2002 AND 2003 IS UNAUDITED.


-------------------------------------------------------------------------------
1.  BASIS OF                BASIS OF PRESENTATION
    PRESENTATION AND
    CRITICAL ACCOUNTING     The accompanying condensed consolidated
    POLICIES                financial statements of Niagara Corporation
                            ("Niagara") and its subsidiaries (together with Niagara, the "Company"), Niagara LaSalle
                            Corporation ("Niagara LaSalle"), LaSalle Steel
                            Company ("LaSalle," and together with Niagara
                            LaSalle, "Niagara US") and Niagara LaSalle (UK)
                            Limited ("Niagara UK"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2002.

                            CRITICAL ACCOUNTING POLICIES

                            On December 12, 2001, the Securities and Exchange Commission (the "SEC") issued Financial Reporting Release No. 60 which requires a discussion of the critical accounting policies used by companies in the preparation of their financial statements.
                            Note 1 to the Company's audited financial statements for the year ended December 31, 2002 includes a summary of the significant accounting policies used by the Company in the preparation of its financial statements. The Company believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's condensed consolidated financial statements.

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

                            EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

                            In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied for fiscal years beginning after June 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

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

                            The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:


                            Three months ended June 30,                          2002                2003
                            ----------------------------------------------------------------------------------------
                            Net income, as reported                          $   113,485            $ 568,193
                            Deduct: Total stock-based compensation
                              expense determined under fair-value
                              based method for all awards, net of
                              related tax effects                                (94,531)             (90,000)
                            ----------------------------------------------------------------------------------------
                            Pro-forma net income                            $     18,954            $ 478,193
                            ----------------------------------------------------------------------------------------
                            Net income per share (basic and diluted):

                                 As reported                                $       .01             $     .07
                                 Pro forma                                            -                   .06
                            -----------------------------------------------------------------------------------------


                            Six months ended June 30,                             2002                 2003
                            ----------------------------------------------------------------------------------------
                            Net (loss) income, as reported                   $  (75,203)            $1,992,277
                            Deduct: Total stock-based compensation
                              expense determined under fair-value
                              based method for all awards, net of
                              related tax effects                              (189,062)              (180,000)

                            ----------------------------------------------------------------------------------------
                            Pro-forma net (loss) income                      $ (264,265)           $ 1,812,277
                            ----------------------------------------------------------------------------------------
                            Net (loss) income per share (basic and
                              diluted):

                                 As reported                              $        (.01)           $         .24
                                 Pro forma                                         (.03)                     .22
                           ----------------------------------------- ------------------------ -----------------------


                            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51" which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of June 30, 2003.

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

                            In May 2003, the FASB issued SFAS No. 150,
                            "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for classifying and measuring certain financial instruments with characteristics of both a liability and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.  FOREIGN CURRENCY        Niagara UK, an English company, uses
    TRANSLATION AND         British pounds sterling ("(pound)") as its
    TRANSACTIONS            functional currency and its accounts are translated
                            to United States dollars in conformity with SFAS
                            No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the balance sheet dates and the related revenues and expenses have been translated at the average rates for the periods. Translation adjustments arising from the use of different exchange rates from period to period are included as accumulated other comprehensive income (loss) within the Statement of Stockholders' Equity. Gains and losses resulting from foreign currency transactions are included in other income within the Statements of Operations.

3.  INVENTORIES             Inventories consisted of the following:


                                                           December 31,           June 30,
                                                               2002                 2003
                            ------------------------------------------------------------------
                            Raw materials                  $14,749,119           $18,986,786
                            Work-in-process                  4,071,318             3,917,692
                            Finished goods                  36,842,362            34,772,268
                            ------------------------------------------------------------------
                                                           $55,662,799           $57,676,746
                            ------------------------------------------------------------------

                            At June 30, 2003, Niagara US inventories were $38,820,049 determined using the LIFO method and Niagara UK inventories were $18,856,697 determined using the FIFO method.

4.  LONG-TERM DEBT          At the Company's request, a number of amendments
                            were made to Niagara UK's credit facilities during August 2003. These amendments included (i) the extension of the maturity dates on Niagara UK's revolving credit facility and secured invoice discount agreement to July 31, 2005 and (ii) a reduction in the size of Niagara UK's revolving credit facility from(pound)2.5 million
                            (approximately $4.1 million) to(pound)1.25 million
                            (approximately $2.1 million). See Management's
                            Discussion and Analysis of Financial Condition and
                            Results of Operations - Liquidity and Capital
                            Resources.

5.  CONTINGENCIES           Niagara US and Niagara UK are subject to extensive
                            environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs expended through June 30, 2003 have been largely covered by insurance.
                            Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                            Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $1,545,000 as of June 30, 2003. It is the policy of the Company to retain a portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

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

                            Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary have been translated at the exchange rates in effect on June 30, 2002 and 2003, and the related revenues and expenses have been translated at average rates for the periods.

                            Niagara US sells its products primarily to customers in the United States.

                            Approximately 67% of Niagara UK's sales to unaffiliated customers during the six months ended June 30, 2003 were within the United Kingdom with 20% to continental Europe and 13% to the rest of the world. These amounts were 68%, 18% and 14%, respectively, for the six months ended June 30, 2002. Niagara UK's sales to any one foreign country, other than the United States, for these periods represented less than 5% of its total sales.

         The following tables set forth certain performance and other information by each of the Company's reportable segments:

         At and for the three months ended June 30, 2002


                                                                                               Corporate/
                                                             Niagara US      Niagara UK       Eliminations        Consolidated
        -------------------------------------------------------------------------------------------------------------------------
        Net sales                                             $46,395,745      $21,793,373      $ (1,587,258)     $ 66,601,860
        Intersegment sales                                              -        1,587,258        (1,587,258)                -
        Net sales to unaffiliated customers                    46,395,745       20,206,115                 -        66,601,860
        Segment profit (loss) (Adjusted EBITDA)                 4,697,006         (263,237)         (341,269)        4,092,500
        Depreciation and amortization                           1,864,952          406,228            19,373         2,290,553
        Interest expense                                          494,841          400,350                 -           895,191
        Net income (loss)                                       1,365,343       (1,304,655)           52,797           113,485
        Accounts receivable, net                               17,033,258       22,086,115                 -        39,119,373
        Long-lived assets                                      75,404,737       11,518,307           512,940        87,435,984
        Goodwill                                                1,904,499                -                 -         1,904,499
        Segment assets                                        131,698,253       53,161,856           990,623       185,850,732
        Acquisition of property and equipment                     192,590           11,243                 -           203,833
        -------------------------------------------------------------------------------------------------------------------------

        At and for the six months ended June 30, 2002


                                                                                        Corporate/
                                                     Niagara US        Niagara UK       Eliminations       Consolidated
        -------------------------------------------------------------------------------------------------------------------
        Net sales                                    $87,704,978   $     45,385,494      $ (3,517,373)      $129,573,099
        Intersegment sales                                     -          3,517,373        (3,517,373)                 -
        Net sales to unaffiliated customers           87,704,978         41,868,121                 -        129,573,099
        Segment profit (loss) (Adjusted EBITDA)        8,370,841           (398,691)         (723,106)         7,249,044
        Depreciation and amortization                  3,701,725            881,334            48,648          4,631,707
        Interest expense                               1,039,581            777,993                 -          1,817,574
        Net income (loss)                              2,022,049         (2,170,555)           73,303            (75,203)
        Accounts receivable, net                      17,033,258         22,086,115                 -         39,119,373
        Long-lived assets                             75,404,737         11,518,307           512,940         87,435,894
        Goodwill                                       1,904,499                  -                 -          1,904,499
        Segment assets                               131,698,253         53,161,856           990,623        185,850,732
        Acquisition of property and equipment            427,115            208,095                 -            635,210
        -------------------------------------------------------------------------------------------------------------------

        At and for the three months ended June 30, 2003


                                                                                           Corporate/
                                                       Niagara US        Niagara UK       Eliminations     Consolidated
        ---------------------------------------------------------------------------------------------------------------------
        Net sales                                       $48,070,535   $     28,277,193      $ (3,345,145)    $ 73,002,583
        Intersegment sales                                        -          3,345,145        (3,345,145)               -
        Net sales to unaffiliated customers              48,070,535         24,932,048                 -       73,002,583
        Segment profit (loss) (Adjusted EBITDA)           3,802,929            756,050          (528,863)       4,030,116
        Depreciation and amortization                     1,863,928            427,693            20,000        2,311,621
        Interest expense                                    410,962            381,583                 -          792,545
        Net income (loss)                                   811,826             54,365          (297,998)         568,193
        Accounts receivable, net                         17,585,179         25,277,676                 -       42,862,855
        Long-lived assets                                72,728,845         10,471,755           343,119       83,543,719
        Goodwill                                          1,904,499                 -                  -        1,904,499
        Segment assets                                  135,815,308         58,303,889           440,471      194,559,669
        Acquisition of property and equipment, net          911,721            317,308          (330,600)         898,429
        ---------------------------------------------------------------------------------------------------------------------


        At and for the six months ended June 30, 2003


                                                                                                 Corporate/
                                                         Niagara US            Niagara UK       Eliminations       Consolidated
        --------------------------------------------------------------------------------------------------------------------------
        Net sales                                        $100,288,737       $     58,655,791      $ (6,193,530)     $152,750,998
        Intersegment sales                                          -              6,193,530        (6,193,530)                -
        Net sales to unaffiliated customers               100,288,737             52,462,261                 -       152,750,998
        Segment profit (loss) (Adjusted EBITDA)             7,953,244              2,237,891        (1,023,746)        9,167,389
        Depreciation and amortization                       3,731,070                932,896            40,000         4,703,966
        Interest expense                                      866,364                750,136                 -         1,616,500
        Net income (loss)                                   1,736,029                662,450          (406,202)        1,992,277
        Accounts receivable, net                           17,585,179             25,277,676                 -        42,862,855
        Long-lived assets                                  72,728,845             10,471,755           343,119        83,543,719
        Goodwill                                            1,904,499                     -                  -         1,904,499
        Segment assets                                    135,815,308             58,303,889           440,471       194,559,669
        Acquisition of property and equipment               1,271,864                469,671          (327,948)        1,413,587
        --------------------------------------------------------------------------------------------------------------------------


        The following tables provide a reconciliation of the Company's segment profit (loss) (Adjusted EBITDA) for the three and six month periods ending June 30, 2002 and 2003, to the respective net income (loss) for such periods attributable to each reportable segment:


        Three months ended June 30,                              2002                                    2003
                                                  ----------------------------------------  -----------------------------------
                                                      Niagara US         Niagara UK          Niagara US         Niagara UK
        -----------------------------------------------------------------------------------------------------------------------
        Segment profit (loss) (Adjusted EBITDA)         $4,697,006        $   (263,237)     $ 3,802,929          $ 756,050
        Depreciation and amortization                   (1,864,952)           (406,228)      (1,863,928)          (427,693)
        Interest expense                                  (494,841)           (400,350)        (410,962)          (381,583)
        Intercompany interest income (expense)             101,712            (101,712)               -                  -
        Other income                                       163,841                   -          140,324            107,591
        Provision for doubtful accounts                    (27,000)            (28,202)               -                  -
        Management fees                                   (337,500)           (109,695)        (337,500)                 -
        (Provision) benefit for income taxes              (872,923)              4,769         (519,037)                 -
        -----------------------------------------------------------------------------------------------------------------------
        Net income (loss)                           $    1,365,343      $   (1,304,655)      $  811,826       $     54,365
        -----------------------------------------------------------------------------------------------------------------------


        Six months ended June 30,                                   2002                                2003
                                                   --------------------------------------    -----------------------------------
                                                      Niagara US         Niagara UK          Niagara US        Niagara UK
        ------------------------------------------------------------------------------------------------------------------------
        Segment profit (loss) (Adjusted EBITDA)        $ 8,370,841        $   (398,691)       $ 7,953,244       $ 2,237,891
        Depreciation and amortization                   (3,701,725)           (881,334)        (3,731,070)         (932,896)
        Interest expense                                (1,039,581)           (777,993)          (866,364)         (750,136)
        Intercompany interest income (expense)             202,091            (202,091)                 -                 -
        Other income                                       212,208                   -            165,141           107,591
        Provision for doubtful accounts                    (54,000)            (87,478)                 -                 -
        Management fees                                   (675,000)           (216,765)          (675,000)                -
        (Provision) benefit for income taxes            (1,292,785)            393,797         (1,109,922)                -
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                            $   2,022,049       $  (2,170,555)      $  1,736,029      $    662,450
        ------------------------------------------------------------------------------------------------------------------------


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

         On May 30, 2003, Niagara UK entered into an agreement to sell its GB Longmore property in Darlaston. Production at this site has been shifted to GB Longmore's Willenhall facility. Under the agreement, Niagara UK would receive (pound)925,000 (approximately $1,526,000) for the sale of this leased real property, which Niagara UK has an option to purchase for (pound)413,000 (approximately $681,000). The transaction is subject to the buyer receiving approval from the local planning authority of its plans to build residential properties at this site. The planning authority has put this matter on the agenda for its September 2003 meeting.

RESULTS OF OPERATIONS

         The Company's results of operations for the three and six months ended June 30, 2003 improved markedly when compared to those of the comparable period in 2002. Net sales by the Company's U.S. and U.K. operations increased due to improved business conditions and modest price increases on certain of the Company's products. During the first half of 2003, management continued to review all operations for additional opportunities for reductions in costs and improvements in operating efficiencies.

Three months ended June 30, 2003 compared with June 30, 2002

         The Company's net sales for the three months ended June 30, 2003 were $73,002,583, representing an increase of $6,400,723, or 9.6%, over the same period in 2002. Net sales by the Company's U.S. operations for the period increased by $1,674,790 or 3.6%, and net sales by the Company's U.K. operations for the period increased by $4,725,932 or 23.4%. The increase in net sales attributable to the Company's U.S. operations was due primarily to an increase in prices (4.5%) which was partially offset by a decrease in sales volume (2.6%). The increase in net sales attributable to the Company's U.K. operations was due primarily to an increase in sales volume (6.0%) and, to a lesser extent, an increase in prices (5.6%). Net sales by the Company's U.K. operations also reflect a 10.7% increase in the value of the British pound to the U.S. dollar for the three months ended June 30, 2003, as compared to the same period in 2002. The Company's U.K. operations use British pounds as its functional currency and its net sales were translated from British pounds into U.S. dollars at higher relative levels for the three months ended June 30, 2003 as compared to the same period in 2002 as a result of this change in value.

         Cost of products sold for the three months ended June 30, 2003 increased by $6,157,531 to $64,703,508, representing an increase of 10.5% over the same period in 2002. Cost of products sold attributable to the Company's U.S. and U.K. operations increased by $2,603,585 and $3,553,945, respectively. The increases incurred by the Company's U.S. and U.K. operations were primarily attributable to an increase in the price of raw materials and an increase in sales volume, respectively.

         Gross margins for the three months ended June 30, 2003 decreased by 0.7% compared to the same period in 2002. Gross margins attributable to the Company's U.S. operations decreased by 2.4% due to an increase in the price of raw materials. This decrease was partially offset by a 2.6% increase in gross margins attributable to the Company's U.K. operations as a result of an increase in sales volume and prices.

         Selling, general and administrative expenses for the three months ended June 30, 2003 increased by $272,613 to $6,578,661, or 9.0% of net sales, compared to 9.5% of sales for the same period in 2002. The increase in dollar amount and the decrease as a percentage of net sales were primarily attributable to the increase in net sales by the Company's operations.

         Interest expense for the three months ended June 30, 2003 decreased by $102,646 to $792,545, due to decreased levels of borrowing and lower interest rates.

         The Company's net income for the three months ended June 30, 2003 was $568,193, compared to net income of $113,485 for the comparable period in the prior year. Net income for the three months ended June 30, 2003 attributable to the Company's U.K. operations was $54,365, an increase of $1,359,020 as compared to the net loss of $1,304,655 incurred by such operations during the three months ended June 30, 2002. The improvement was primarily due to higher gross margins, lower selling, general and administrative costs and lower interest expense. Net income attributable to the Company's U.S. operations for the three months ended June 30, 2003 was $513,828, a decrease of $904,312 over the same period in 2002. This decrease was due primarily to a reduction in gross margins attributable to such operations. Net income attributable to the Company's U.S. operations for the three months ended June 30, 2002 and 2003 reflects statutory tax rates applied against income before income taxes, whereas no tax benefit, given the uncertainty of its realization, was recognized for the loss attributable to the Company's U.K. operations for the three months ended June 30, 2002. Net income attributable to the Company's U.K. operations for the three months ended June 30, 2003 also reflects no tax provision, as a valuation allowance had been recorded to offset Niagara UK's deferred tax benefits as of December 31, 2002. The taxes that would have otherwise been provided against Niagara UK's income before income taxes for the three months ended June 30, 2003 have reduced the balance of this valuation allowance.

Six months ended June 30, 2003 compared with June 30, 2002

         The Company's net sales for the six months ended June 30, 2003 were $152,750,998, representing an increase of $23,177,899, or 17.9%, over the same period in 2002. Net sales by the Company's U.S. operations for the period increased by $12,583,759 or 14.3%, and net sales by the Company's U.K. operations for the period increased by $10,594,140 or 25.3%. The increase in net sales attributable to the Company's U.S. and U.K. operations was due primarily to an increase in sales volume (9.3% and 5.1%, respectively) and, to a lesser extent, an increase in prices (3.8% and 6.1%, respectively). Net sales by the Company's U.K. operations also reflect an 11.5% increase in the value of the British pound to the U.S. dollar for the six months ended June 30, 2003, as compared to the same period in 2002. The Company's U.K. operations use British pounds as its functional currency and its net sales were translated from British pounds into U.S. dollars at higher relative levels for the six months ended June 30, 2003 as compared to the same period in 2002 as a result of this change in value.

         Cost of products sold for the six months ended June 30, 2003 increased by $20,201,076 to $134,888,744, representing an increase of 17.6% over the same period in 2002. Cost of products sold attributable to the Company's U.S. and U.K. operations increased by $12,556,620 and $7,644,456, respectively. This increase was primarily attributable to the increase in sales volume.

         Gross margins for the six months ended June 30, 2003 increased by 2.0% compared to the same period in 2002. Gross margins attributable to the Company's U.K. operations increased by 3.4% due to an increase in sales volume and prices. This increase was partially offset by a 1.4% decrease in gross margins for the Company's U.S. operations, primarily as a result of an increase in the price of raw materials.

         Selling, general and administrative expenses for the six months ended June 30, 2003 increased by $988,350 to $13,398,618, or 8.8% of net sales, compared to 9.6% of sales for the same period in 2002. The increase in dollar amount and the decrease as a percentage of net sales were primarily attributable to the increase in net sales by the Company's operations.

         Interest expense for the six months ended June 30, 2003 decreased by $201,074 to $1,616,500, due to decreased levels of borrowing and lower interest rates.

         The Company's net income for the six months ended June 30, 2003 was $1,992,277, compared to a net loss of $75,203 for the comparable period in the prior year. Net income attributable to the Company's U.K. operations for the six months ended June 30, 2003 was $662,450, an increase of $2,833,005 as compared to the net loss of $2,170,555 incurred by such operations during the six months ended June 30, 2002. The improvement was primarily due to higher gross margins, lower selling, general and administrative costs and lower interest expense. Net income attributable to the Company's U.S. operations for the six months ended June 30, 2003 was $1,329,827, a decrease of $765,525 over the same period in 2002 due primarily to a reduction in gross margins attributable to such operations. Net income attributable to the Company's U.S. operations for the six months ended June 30, 2002 and 2003 reflects statutory tax rates applied against income before income taxes, whereas no tax benefit, given the uncertainty of its realization, was recognized for the loss attributable to the Company's U.K. operations for the quarter ended June 30, 2002. Net income attributable to the Company's U.K. operations for the six months ended June 30, 2003 reflects no tax provision, as a valuation allowance had been recorded to offset Niagara UK's deferred tax benefits as of December 31, 2002. The taxes that would have otherwise been provided against Niagara UK's income before income taxes for the six months ended June 30, 2003 have reduced the balance of this valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term liquidity requirements for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the six months ended June 30, 2003 totaled $1,413,587, as compared to $635,210 for the same period in 2002. This increase was attributable to increased purchases of machinery and equipment by the Company's U.S. and U.K. operations in response to improved business conditions.

         Cash flows provided by operating activities were $5,926,833 for the six months ended June 30, 2003, an increase of $362,376 as compared to cash flows provided by operating activities of $5,564,457 for the same period in 2002. This increase was largely attributable to an increase in net income (net income of $1,992,277 in 2003 as compared to net loss of $75,203 in 2002), an increase in accounts payable, accrued expenses and other non-current liabilities in 2003 as compared to 2002 (an increase of $9,797,270 in 2003 as compared to an increase of $8,207,576 in 2002), a smaller increase in inventories as compared to 2002 (an increase of $1,446,017 in 2003 as compared to an increase of $4,167,446 in 2002) and a smaller increase in other assets as compared to 2002 (an increase of $497,269 in 2003 as compared to an increase of $1,816,740 in 2002). These were partially offset by a larger increase in accounts receivable in 2003 as compared to 2002 (an increase of $7,780,286 in 2003 as compared to an increase of $137,287 in 2002). Cash and cash equivalents at June 30, 2003 were $2,842,657, a decrease of $2,718,433 as compared to December 31, 2002. This decrease was primarily attributable to the timing of customer cash collections at December 31, 2002 and June 30, 2003. Such funds are used for working capital and other corporate purposes.

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

         At the Company's request, a number of amendments were made to the Credit Agreement effective September 1, 2002. The revolving credit facility was reduced from $50,000,000 to $35,000,000 and the balance owed under the term loan was increased from $14,333,356 to $18,000,000. Principal payments under the term loan were reduced to $375,000 from $666,666 per month. In addition, the maturity date of the term loan and revolving credit loans made pursuant to the Credit Agreement was extended to July 31, 2004.

         Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00% (effective rate of 3.96% at June 30, 2003). Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory. Interest on such loans is payable in monthly installments at a rate that is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75% (effective rate of 3.66% at June 30,
2003).

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities, the ratio of net income before interest, taxes, depreciation and amortization ("EBITDA") to debt service and capital expenditures, and the ratio of senior secured indebtedness to EBITDA. Niagara US was in compliance with all of these requirements as of June 30, 2003.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of June 30, 2003, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during the six months ended June 30, 2003.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster") providing for a (pound)10 million (approximately $16.5 million) term loan and a (pound)9.8 million (approximately $16.2 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on August 31, 2005. The principal repayment installments on the term loan escalate from (pound)125,000 to (pound)213,333 (approximately $206,000 to $352,000)
throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory. On August 8, 2003, the maturity date on these revolving credit loans was extended to July 31, 2005. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% (effective rate of 3.86% at June 30, 2003) and is payable at the conclusion of such interest periods.

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

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $8.1 million) and subsequently reduced to (pound)2.5 million (approximately $4.1 million) as of December 31, 1999 and (pound)1.25 million (approximately $2.1 million) on August 8, 2003.

         At the Company's request, a number of amendments were made to the Discount Agreement effective August 23, 2002. These amendments included (i) a reduction in the maximum amount of advances to Niagara UK from (pound)20 million (approximately $33.0 million) to (pound)15.0 million (approximately $24.8 million), (ii) a reduction in the interest rate applicable to such advances from 2.25% to 2.0% above Royal Bank of Scotland's base rate (effective rate of 5.24% at June 30, 2003) and (iii) the extension of the maturity date on such advances to July 31, 2004. In connection with these amendments, Niagara and Niagara UK agreed to capitalize the Subordinated Loan, which occurred during the fourth quarter of 2002. On August 11, 2003, the maturity date for advances made pursuant to the Discount Agreement was further extended to July 31, 2005.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of Adjusted EBITDA to fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of June 30, 2003.

         In connection with the execution of the Facilities and Discount Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things restrict the payment of dividends in respect of the Niagara UK shares.

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom deteriorated during 2002. This has necessitated Niagara guaranteeing, on a short-term basis, certain trade payables of Niagara UK in the aggregate amount of up to (pound)7.15 million (approximately $11.8 million) in order to ensure an orderly supply of raw materials.

         At June 30, 2003, the Company had borrowed or been advanced $41,847,000 under its revolving credit facilities and the Discount Agreement and had approximately $19,000,000 in available credit thereunder, and the outstanding balance of its term loans was $22,232,000. Working capital of the Company at June 30, 2003 was $41,386,250.

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

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to inventory reserves, taxes, doubtful accounts, intangible assets, insurance, litigation, environmental compliance and other contingencies. Management bases its estimates on historical data, when available, professional advice, experience and various assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51" which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of June 30, 2003.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for classifying and measuring certain financial instruments with characteristics of both a liability and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom deteriorated during 2002. This has necessitated Niagara guaranteeing, on a short-term basis, certain trade payables of Niagara UK in the aggregate amount of up to (pound)7.15 million (approximately $11.8 million) in order to ensure an orderly supply of raw materials.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, such individuals have concluded that as of June 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of their evaluation.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to six such third-party sites. Management believes that, in five cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In three of these cases, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In connection with the fourth site, the United States Environmental Protection Agency (the "EPA") has notified LaSalle that it does not intend to seek cost recovery from it at this time. In the one non-de minimis case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the EPA and performed a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has made for these sites through June 30, 2003. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         4.1 Fifth Amendment, dated August 8, 2003, to the Bank Facilities Agreement between National Westminster Bank Plc and Niagara LaSalle (UK) Limited.

         4.2 Sixth Amendment, dated August 11, 2003, to the Invoice Discounting Agreement between Niagara LaSalle (UK) Limited, Royal Bank of Scotland Invoice Discounting Limited and Niagara Corporation.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         During the quarter ended June 30, 2003, Niagara filed three Current Reports on Form 8-K. The first report, dated April 10, 2003, announced the change in Niagara's independent accountants. The second report, dated May 22, 2003, related to the announcement of the Company's results of operations for the three months ended March 31, 2003. The third report, dated June 13, 2003, related to the execution of an agreement by Niagara UK to sell its GB Longmore property in Darlaston. Niagara amended this last report on June 23, 2003.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NIAGARA CORPORATION
                                        --------------------
                                        (Registrant)


Date: August 14, 2003                   /s/ Michael Scharf
                                        ----------------------------
                                        Michael Scharf, Chairman, President &
                                        Chief Executive Officer


Date: August 14, 2003                   /s/ Anthony J. Verkruyse
                                        -----------------------------
                                        Anthony J. Verkruyse, Vice President,
                                        Treasurer & Chief Financial Officer