Form 10-Q
period 2003-09-30
NIAGARA CORP
filed 2003-11-14
CIK 710976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2003

                         Commission File Number 0-22206


                              NIAGARA CORPORATION
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                                    Delaware
                             ----------------------
                        (State or Other Jurisdiction of
                         Incorporation or Organization)


                                  59-3182820
                            -----------------------
                                (I.R.S. Employer
                             Identification Number)


                               667 Madison Avenue
                            New York, New York 10021
                       ----------------------------------
                    (Address of Principal Executive Offices)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  . No____.
                                             ------
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____  No   X
            ------

         There were 8,238,517 shares of the registrant's Common Stock outstanding as of September 30, 2003.

NIAGARA CORPORATION

INDEX TO SEPTEMBER 2003 FORM 10-Q
-----------------------------------------------------------------------------
                                                                        PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
           NIAGARA CORPORATION
                  CONSOLIDATED BALANCE SHEETS...........................   3
                  CONSOLIDATED STATEMENTS OF OPERATIONS.................   4
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY........   6
                  CONSOLIDATED STATEMENTS OF CASH FLOWS.................   7
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS................................  22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....  32

ITEM 4. CONTROLS AND PROCEDURES ........................................  33

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .............................................  34

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................  34

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................  34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  35

ITEM 5.  OTHER INFORMATION .............................................  35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..............................  35

SIGNATURES..............................................................  37

                                                                                                             Niagara Corporation
                                                                                                                and Subsidiaries

                                                                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------------


                                                                                          December 31,          September 30,
                                                                                                  2002                  2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (unaudited)

Assets

Current:

   Cash and cash equivalents                                                               $ 5,561,090            $ 1,171,448

   Trade accounts receivable, net of allowance for doubtful accounts of
      $1,347,000 and $1,133,000                                                             34,283,089             39,376,764

   Inventories                                                                              55,662,799             57,661,951

   Deferred income taxes                                                                     1,953,000              2,040,705

   Other current assets                                                                      3,146,316              3,076,664

--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                               100,606,294            103,327,532

Property, plant and equipment, net of accumulated depreciation and
   amortization of $50,619,348 and $57,608,189                                              85,775,275             81,585,777

Goodwill                                                                                     1,904,499              1,904,499

Deferred financing costs, net of accumulated amortization of $627,252
   and $710,268                                                                                147,748                118,161

Intangible pension asset                                                                       318,000                279,000

Other assets                                                                                   444,333                283,711
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 189,196,149           $187,498,680

================================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                                                       $ 37,656,820           $ 39,325,694

   Accrued expenses                                                                         11,455,990             15,595,316

   Current maturities of long-term debt                                                      7,509,462              8,218,157
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                           56,622,272             63,139,167

Other:

   Long-term debt, less current maturities                                                  63,816,781             54,235,662

   Accrued pension cost                                                                      6,729,000              5,396,250

   Accrued other postretirement benefits                                                     4,747,067              4,790,934

   Deferred income taxes                                                                     9,602,000              9,378,000

   Other noncurrent liabilities                                                                250,667                213,783

--------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  141,767,787            137,153,796
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:

   Preferred stock, $.001 par value - 500,000 shares authorized; none
      outstanding                                                                                    -                      -

   Common stock, $.001 par value - 15,000,000 shares authorized;
      9,997,455 issued                                                                           9,998                  9,998

   Additional paid-in capital                                                               50,111,675             50,111,675

   Retained earnings                                                                        13,525,271             16,084,439

   Accumulated other comprehensive loss                                                     (7,968,898)            (7,611,544)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            55,678,046             58,594,568

   Treasury stock, at cost, 1,758,938 shares                                                (8,249,684)            (8,249,684)
--------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          47,428,362             50,344,884
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 189,196,149          $ 187,498,680
================================================================================================================================
                                                                                 See accompanying notes to financial statements.


                                                                                                             NIAGARA CORPORATION
                                                                                                                AND SUBSIDIARIES

                                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                     (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30,                                                               2002                       2003
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET SALES                                                                             $  67,650,129              $  69,786,319
COST OF PRODUCTS SOLD                                                                    60,779,508                 62,253,623
-------------------------------------------------------- -------------------------------------------- ---------------------------
        GROSS PROFIT                                                                      6,870,621                  7,532,696
OPERATING (EXPENSES) INCOME:
   Selling, general and administrative                                                   (6,618,897)                (6,632,262)

   Gain on sale of property                                                               2,906,834                    565,092
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME FROM OPERATIONS                                                            3,158,558                  1,465,526

OTHER INCOME (EXPENSE):
   Interest expense                                                                        (889,866)                  (745,742)
   Other income                                                                               2,563                     87,107
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME BEFORE INCOME TAXES                                                        2,271,255                    806,891

PROVISION FOR INCOME TAXES                                                                  880,000                    240,000
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET INCOME                                                                            $   1,391,255             $      566,891
================================================================================================================================
NET INCOME PER SHARE (BASIC AND DILUTED)                                              $         .17             $          .07
================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  (BASIC AND DILUTED)                                                                     8,238,517                  8,238,517
================================================================================================================================

                                                                   See accompanying notes to consolidated financial statements.


                                                                                                           NIAGARA CORPORATION
                                                                                                              AND SUBSIDIARIES

                                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                    (UNAUDITED)

-------------------------------------------------------- -------------------------------------------- ---------------------------

Nine months ended September 30,                                                               2002                          2003
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET SALES                                                                           $  197,223,228                $ 222,537,317
COST OF PRODUCTS SOLD                                                                  175,467,176                  197,142,367
-------------------------------------------------------- -------------------------------------------- ---------------------------
        GROSS PROFIT                                                                    21,756,052                   25,394,950
OPERATING (EXPENSES) INCOME:

   Selling, general and administrative                                                 (19,029,165)                 (19,916,045)

   Gain on sale of property                                                              2,906,834                      450,257
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME FROM OPERATIONS                                                           5,633,721                    5,929,162

OTHER INCOME (EXPENSE):
   Interest expense                                                                     (2,707,440)                  (2,362,242)
   Other income                                                                            214,771                      252,248
-------------------------------------------------------- -------------------------------------------- ---------------------------
        INCOME BEFORE INCOME TAXES                                                       3,141,052                    3,819,168
PROVISION FOR INCOME TAXES                                                               1,825,000                    1,260,000
-------------------------------------------------------- -------------------------------------------- ---------------------------
NET INCOME                                                                               1,316,052                $   2,559,168
================================================================================================================================
NET INCOME PER SHARE (BASIC AND DILUTED)                                            $          .16                $         .31
================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  (BASIC AND DILUTED)                                                                    8,238,517                    8,238,517
================================================================================================================================

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


                                                                                                           NIAGARA CORPORATION
                                                                                                              AND SUBSIDIARIES

                                                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                   (UNAUDITED)

================================================================================================================================
Nine months ended September 30, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock
                                -------------------------                           Accumulated other                  Total
                                   Number of    Amount     Additional     Retained   comprehensive      Treasury   stockholders'
                                    shares               paid-in capital  earnings    income (loss)  stock at cost    equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003          9,997,455     $9,998    $50,111,675   $13,525,271    $(7,968,898)   $(8,249,684)  $47,428,362

Comprehensive income:

   Net income for the period              -          -              -     2,559,168              -              -     2,559,168

   Foreign currency
   translation
   adjustment (Note 2)                    -          -              -             -        357,354              -       357,354
---------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                -          -              -             -              -              -     2,916,522
=================================================================================================================================
BALANCE, SEPTEMBER 30, 2003       9,997,455     $9,998    $50,111,675   $16,084,439    $(7,611,544)   $(8,249,684)  $50,344,884
=================================================================================================================================


                                                                    See accompanying notes to consolidated financial statements.



                                                                                                             NIAGARA CORPORATION
                                                                                                                AND SUBSIDIARIES

                                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                     (UNAUDITED)
=================================================================================================================================
Nine months ended September 30,                                                            2002                         2003
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                      $     1,316,052          $      2,559,168
----------------------------------------------------------------------------------------------------------------------------------

   Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                                    6,887,718                 6,953,524

        Gain on sale of property                                                        (2,906,834)                 (450,257)

        Provision for doubtful accounts                                                    (45,598)                  (46,315)

        Deferred income taxes                                                              414,619                  (311,705)

        Pension costs                                                                     (999,750)               (1,332,750)

        Other postretirement benefits                                                     (277,877)                   43,867

        Changes in assets and liabilities:

              Decrease (increase) in accounts receivable                                 1,153,705                (4,164,130)

              (Increase) in inventories                                                 (6,247,464)               (1,205,928)

              (Increase) decrease in other assets and other current assets                (819,587)                  148,740

              Increase in trade accounts payable, accrued
              expenses and other non-current liabilities                                10,091,794                 4,806,478
----------------------------------------------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                                        7,250,726                 4,441,524
----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY OPERATING  ACTIVITIES                               8,566,778                 7,000,692
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                                          3,109,050                   854,068

   Acquisition of property and equipment                                                  (741,302)               (2,582,769)
----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      2,367,748                (1,728,701)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of long-term debt, net                                                     (7,948,112)               (9,748,103)
----------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN FINANCING ACTIVITIES                                   (7,948,112)               (9,748,103)
----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               363,627                    86,470
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,350,041                (4,389,642)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,692,070                 5,561,090
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     5,042,111            $    1,171,448
==================================================================================================================================

                                                                 See accompanying notes to consolidated financial statements.

                                          NIAGARA CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - INFORMATION AS OF
                                  SEPTEMBER 30, 2003 AND FOR THE PERIODS ENDED
                                     SEPTEMBER 30, 2002 AND 2003 IS UNAUDITED.

===============================================================================
  1.  BASIS OF PRESENTATION        BASIS OF PRESENTATION
      AND CRITICAL ACCOUNTING
      POLICIES                     The accompanying condensed consolidated
                                   financial statements of Niagara Corporation
                                   ("Niagara") and its subsidiaries (together with Niagara, the "Company"), Niagara
                                   LaSalle Corporation ("Niagara LaSalle"),
                                   LaSalle Steel Company ("LaSalle," and
                                   together with Niagara LaSalle, "Niagara US") and Niagara LaSalle (UK) Limited ("Niagara
                                   UK"), are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
                                   Certain reclassifications have been also made in order to conform to current year presentation. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2002.


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



                                   The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

-------------------------------------------------------------------------------

      Three months ended September 30,                             2002                  2003
      ---------------------------------------------- ------------------------ -------------------
      Net income, as reported                                $1,391,255            $  566,891
      Deduct: Total stock-based compensation
        expense determined under fair-value based
        method for all awards, net of related tax
        effects                                                 (94,531)              (44,637)
      ---------------------------------------------- ------------------------ -------------------
      Pro-forma net income                                   $1,296,724            $  522,254
      ---------------------------------------------- ------------------------ -------------------
      Net income per share (basic and diluted):

           As reported                                       $      .17            $      .07
           Pro forma                                                .16                   .06
      ---------------------------------------------- ------------------------ -------------------



      Nine months ended September 30,                              2002                  2003
      ---------------------------------------------- ------------------------ -------------------
      Net income, as reported                                $1,316,052            $2,559,168
      Deduct: Total stock-based compensation
        expense determined under fair-value based
        method for all awards, net of related tax
        effects                                                (283,593)             (133,910)
      ---------------------------------------------- ------------------------ -------------------
      Pro-forma net income                                   $1,032,459            $2,425,258
      ---------------------------------------------- ------------------------ -------------------
      Net income per share (basic and diluted):
           As reported                                       $      .16            $      .31
           Pro forma                                                .13                   .29
      ---------------------------------------------- ------------------------ -------------------



                                   In January 2003, the FASB issued
                                   Interpretation No. 46, "Consolidation of
                                   Variable Interest Entities, an
                                   interpretation of Accounting Research
                                   Bulletin (ARB) No. 51" which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46, as amended, applies in the first fiscal year or interim period beginning after December 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of September 30, 2003.



                                   In April 2003, the FASB issued SFAS No. 149,
                                   "Amendment of Statement 133 on Derivative
                                   Instruments and Hedging Activities." SFAS
                                   No. 149 amends SFAS No. 133 for certain
                                   decisions made by the FASB and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 is to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 continue to be applicable in accordance with their respective effective dates. The adoption of this statement as of July 1, 2003 did not have an effect on the Company's financial statements.



                                   In May 2003, the FASB issued SFAS No. 150,
                                   "Accounting for Certain Financial
                                   Instruments with Characteristics of both
                                   Liabilities and Equity" which establishes standards for classifying and measuring certain financial instruments with characteristics of both a liability and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement as of July 1, 2003 did not have an effect on the Company's financial statements.



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


3.  INVENTORIES                    Inventories consisted of the following:

                                                              December 31,        September 30,
                                                                  2002                 2003
         ------------------------------------------------------------------------------------------

         Raw materials                                          $14,749,119           $19,553,647

         Work-in-process                                          4,071,318             4,326,534

         Finished goods                                          36,842,362            33,781,770
         ------------------------------------------------------------------------------------------

                                                                $55,662,799           $57,661,951
         ------------------------------------------------------------------------------------------

         At September 30, 2003, Niagara US inventories were $36,823,497 determined using the LIFO method and Niagara UK inventories were $20,838,454 determined using the FIFO method.

4.  LONG-TERM DEBT                 At the Company's request, a number of
                                   amendments were made to the Company's credit facilities during August 2003. These amendments included (i) the extension of the maturity dates on Niagara UK's revolving credit facility and secured invoice discount agreement to July 31, 2005, (ii) a reduction in the size of Niagara UK's revolving credit facility from(pound)2.5 million
                                   (approximately $4.1 million) to (pound)1.25 million (approximately $2.1 million) and
                                   (iii) the extension of the maturity dates on Niagara US's term loan and revolving credit facility to July 31, 2006.

5.    CONTINGENCIES                Niagara US and Niagara UK are subject to
                                   extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive
                                   Environmental Response, Compensation and
                                   Liability Act of 1980 as amended, Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. The costs expended through September 30, 2003 have been largely covered by insurance.
                                   Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                   Under the Company's insurance programs,
                                   coverage is obtained for catastrophic
                                   exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $1,545,000 as of September 30, 2003. It is the policy of the Company to retain a
                                   portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss, and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.

6.    SEGMENTS AND                 The Company operates in two reportable
      RELATED INFORMATION          segments: (i) Niagara US which has
                                   operations in the United States and (ii)
                                   Niagara UK which has operations in the
                                   United Kingdom. Management operates these segments as separate strategic business units and measures their performance based on earnings before interest, taxes, depreciation and amortization ("Adjusted
                                   EBITDA"). Management believes that Adjusted
                                   EBITDA provides the best measurement of
                                   segment performance, in as much as it is based on a widely accepted measure of financial performance and cash flows, and management regularly calculates Adjusted
                                   EBITDA in order to determine compliance with financial covenants in the Company's credit facilities.

                                   Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary have been translated at the exchange rates in effect on September 30, 2002 and 2003, and the related revenues and expenses have been translated at average rates for the periods.

                                   Niagara US sells its products primarily to customers in the United States.

                                   Of Niagara UK's sales to unaffiliated
                                   customers during the nine months ended
                                   September 30, 2003, approximately 68% were within the United Kingdom with 19% to continental Europe and 13% to the rest of the world. These amounts were 68%, 17% and 15%, respectively, for the nine months ended September 30, 2002. Niagara UK's sales to any one foreign country, other than the United States, for these periods represented less than 5% of its total sales.

------------------------------------------------------------------------------

        The following tables set forth certain performance and other information by each of the Company's reportable segments:

        At and for the three months ended September 30, 2002
                                                                                                 Corporate/
                                                                Niagara US      Niagara UK      Eliminations    Consolidated
        ------------------------------------------------------------------------------------------------------------------------
        Net sales                                               $ 47,352,893    $ 22,154,078      $ (1,856,842)     $ 67,650,129
        Intersegment sales                                                 -       1,856,842        (1,856,842)                -
        Net sales to unaffiliated customers                       47,352,893      20,297,236                 -        67,650,129
        Segment profit (loss) (Adjusted EBITDA)                    3,404,235        (422,556)         (416,431)        2,565,248
        Depreciation and amortization                              1,864,029         372,650            19,332         2,256,011
        Interest expense                                             486,691         403,175                 -           889,866
        Net income (loss)                                            425,586       1,157,302          (191,633)        1,391,255
        Accounts receivable, net                                  17,439,501      20,854,058                 -        38,293,559
        Long-lived assets                                         73,792,470      11,170,622           495,286        85,458,378
        Goodwill                                                   1,904,499               -                 -         1,904,499
        Segment assets                                           133,662,947      54,104,236         1,078,934       188,846,117
        Acquisition of property and equipment                         76,932          14,300            14,860           106,092
        ------------------------------------------------------------------------------------------------------------------------

        At and for the nine months ended September 30, 2002
                                                                                                 Corporate/
                                                                Niagara US      Niagara UK      Eliminations      Consolidated
        ------------------------------------------------------------------------------------------------------------------------
        Net sales                                               $135,057,871    $ 67,539,572      $ (5,374,215)     $197,223,228
        Intersegment sales                                                 -       5,374,215        (5,374,215)                -
        Net sales to unaffiliated customers                      135,057,871      62,165,357                -        197,223,228
        Segment profit (loss) (Adjusted EBITDA)                   11,775,076        (821,247)       (1,139,537)        9,814,292
        Depreciation and amortization                              5,565,754       1,253,984            67,980         6,887,718
        Interest expense                                           1,526,272       1,181,168                -          2,707,440
        Net income (loss)                                          2,447,635      (1,013,253)         (118,330)        1,316,052
        Accounts receivable, net                                  17,439,501      20,854,058                -         38,293,559
        Long-lived assets                                         73,792,470      11,170,622           495,286        85,458,378
        Goodwill                                                   1,904,499                -                -         1,904,499
        Segment assets                                           133,662,947      54,104,236         1,078,934       188,846,117
        Acquisition of property and equipment                        504,047         235,400             1,855           741,302
        ------------------------------------------------------------------------------------------------------------------------

        At and for the three months ended September 30, 2003
                                                                                                 Corporate/
                                                                Niagara US      Niagara UK      Eliminations      Consolidated
        ------------------------------------------------------------------------------------------------------------------------
        Net sales                                                 46,967,120     $25,311,385      $ (2,492,186)     $ 69,786,319
        Intersegment sales                                                 -       2,492,186        (2,492,186)                -
        Net sales to unaffiliated customers                       46,967,120      22,819,199                 -        69,786,319
        Segment profit (loss) (Adjusted EBITDA)                    3,660,077        (207,168)         (302,917)        3,149,992
        Depreciation and amortization                              1,865,500         364,058            20,000         2,249,558
        Interest expense                                             396,358         349,384                 -           745,742
        Net income (loss)                                            700,172         218,878          (352,159)          566,891
        Accounts receivable, net                                  15,870,654      23,506,110                 -        39,376,764
        Long-lived assets                                         72,568,765       9,970,925          (273,042)       82,266,648
        Goodwill                                                   1,904,499               -                 -         1,904,499
        Segment assets                                           130,462,524      57,217,910          (181,754)      187,498,680
        Acquisition of property and equipment, net                 1,650,420         363,449          (844,687)        1,169,182
        ------------------------------------------------------------------------------------------------------------------------

        At and for the nine months ended September 30, 2003
                                                                                                 Corporate/
                                                                Niagara US      Niagara UK      Eliminations      Consolidated
        ------------------------------------------------------------------------------------------------------------------------
        Net sales                                               $147,255,857     $83,967,176      $ (8,685,716)     $222,537,317
        Intersegment sales                                                 -       8,685,716        (8,685,716)                -
        Net sales to unaffiliated customers                      147,255,857      75,281,460                 -       222,537,317
        Segment profit (loss) (Adjusted EBITDA)                   11,613,321       2,030,723        (1,211,615)       12,432,429
        Depreciation and amortization                              5,596,570       1,296,954            60,000         6,953,524
        Interest expense                                           1,262,722       1,099,520                 -         2,362,242
        Net income (loss)                                          2,436,201         881,328          (758,361)        2,559,168
        Accounts receivable, net                                  15,870,654      23,506,110                 -        39,376,764
        Long-lived assets                                         72,568,765       9,970,925          (273,042)       82,266,648
        Goodwill                                                   1,904,499               -                 -         1,904,499
        Segment assets                                           130,462,524      57,217,910          (181,754)      187,498,680
        Acquisition of property and equipment                      2,922,284         833,120        (1,172,635)        2,582,769
        ------------------------------------------------------------------------------------------------------------------------

        The following tables provide a reconciliation of the Company's segment profit (loss) (Adjusted EBITDA) for the three and nine month periods ending September 30, 2002 and 2003, to the respective net income (loss) for such periods attributable to each reportable segment:

        Three months ended September 30,
                                                                2002                                    2003
                                                --------------------------------------- -------------------------------------
                                                  Niagara US            Niagara UK        Niagara US            Niagara UK
        ---------------------------------------------------------------------------------------------------------------------
        Segment profit (loss) (Adjusted EBITDA)  $   3,404,235        $     (422,556)      $ 3,660,077            $ (207,168)
        Depreciation and amortization               (1,864,029)             (372,650)       (1,865,500)             (364,058)
        Gain on sale of property                             -             2,906,834                 -               565,092
        Intercompany gain on sale of property                -                     -                 -               574,396
        Interest expense                              (486,691)             (403,175)         (396,358)             (349,384)
        Intercompany interest income (expense)           6,104                (6,104)                -                     -
        Other income                                     2,563                     -            87,107                     -
        Provision for doubtful accounts                (27,000)              (31,209)                -                     -
        Management fees                               (337,500)              216,765          (337,500)                    -
        (Provision) benefit for income taxes          (272,096)             (730,603)         (447,654)                    -
        ---------------------------------------------------------------------------------------------------------------------
        Net income (loss)                        $     425,586         $   1,157,302        $  700,172           $   218,878
        ---------------------------------------------------------------------------------------------------------------------

        Nine months ended September 30,
                                                                2002                                    2003
                                                --------------------------------------- -------------------------------------
                                                  Niagara US            Niagara UK        Niagara US            Niagara UK
        ---------------------------------------------------------------------------------------------------------------------
        Segment profit (loss) (Adjusted EBITDA)  $   11,775,076        $     (821,247)     $ 11,613,321          $  2,030,723
        Depreciation and amortization                (5,565,754)           (1,253,984)       (5,596,570)           (1,296,954)
        Gain on sale of property                              -             2,906,834                 -               450,257
        Intercompany gain on sale of property                 -                     -                 -               796,822
        Interest expense                             (1,526,272)           (1,181,168)       (1,262,722)           (1,099,520)
        Intercompany interest income (expense)          208,195              (208,195)                -                     -
        Other income                                    214,771                     -           252,248                     -
        Provision for doubtful accounts                 (81,000)             (118,687)                -                     -
        Management fees                              (1,012,500)                    -        (1,012,500)                    -
        (Provision) benefit for income taxes         (1,564,881)             (336,806)       (1,557,576)                    -
        ---------------------------------------------------------------------------------------------------------------------
        Net income (loss)                         $   2,447,635         $  (1,013,253)     $  2,436,201          $    881,328
        ---------------------------------------------------------------------------------------------------------------------

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

         On May 30, 2003, Niagara UK entered into an agreement to sell its GB Longmore property in Darlaston. Production at this site had previously been shifted to GB Longmore's Willenhall facility. On September 19, 2003, Niagara UK completed this transaction receiving (pound)925,000 ($1,490,591) for the sale of this leased real property after payment of (pound)413,000 ($665,529) to the landlord under an option to purchase the property. After related costs, the sale of this property resulted in a pre-tax gain of (pound)483,520 ($779,170), which gain was partially offset by losses on the sale of equipment during the three and nine months ended September 30, 2003.

         During the nine months ended September 30, 2003, Niagara's subsidiaries transferred certain equipment to each other to more effectively meet the market conditions and requirements of their respective operations. These transfers resulted in Niagara UK recognizing intercompany gains of (pound)494,475 ($796,822) for the period. These amounts have been eliminated in the consolidated financial statements.


RESULTS OF OPERATIONS

         The Company's results of operations for the three months ended September 30, 2003 declined when compared to the comparable period in 2002. Net income attributable to the Company's U.S. operations improved, due primarily to modest price increases on certain of its products. This was offset, however, by a decline in net income attributable to the Company's U.K. operations for the third quarter of 2003, due primarily to a larger gain recorded on the sale of property in the third quarter of last year. Niagara UK's operating results were negatively impacted by disadvantageous exchange rates, very competitive pricing and increased raw material costs during the three months ended September 30, 2003.

         As previously discussed, results for the three and nine months ended September 30, 2003 were favorably impacted by the sale of Niagara UK's Darlaston property resulting in a pre-tax gain of (pound)483,520 ($779,170) and results for the three and nine months ended September 30, 2002 were favorably impacted by the sale of Niagara UK's Tipton property resulting in a pre-tax gain for the period of (pound)1,963,414 ($2,906,834).

Three months ended September 30, 2003 compared with September 30, 2002

         The Company's net sales for the three months ended September 30, 2003 were $69,786,319, representing an increase of $2,136,190, or 3.2%, over the same period in 2002. Net sales by the Company's U.S. operations for the period decreased by $385,773 or 0.8%, and net sales by the Company's U.K. operations for the period increased by $2,521,963 or 12.4%. The decrease in net sales attributable to the Company's U.S. operations was due primarily to a decrease in sales volume (5.1%) which was partially offset by an increase in prices (3.1%). The increase in net sales attributable to the Company's U.K. operations was due primarily to an increase in sales volume (1.3%) and an increase in prices (4.1%). Net sales by the Company's U.K. operations also reflect a 4.0% increase in the value of the British pound relative to the U.S. dollar for the three months ended September 30, 2003, as compared to the same period in 2002. The Company's U.K. operations use British pounds as its functional currency and its net sales were translated from British pounds into U.S. dollars at higher relative levels for the three months ended September 30, 2003 as compared to the same period in 2002 as a result of this change in value.

         Cost of products sold for the three months ended September 30, 2003 increased by $1,474,115 to $62,253,623, representing an increase of 2.4% over the same period in 2002. Cost of products sold attributable to the Company's U.K. operations increased by $2,288,037. The increases incurred by the Company's U.K. operations were primarily attributable to an increase in the price of raw materials and, to a lesser extent, an increase in sales volume. Cost of products sold attributable to the Company's U.S. operations decreased by $813,922. The decrease incurred by the Company's U.S. operations was primarily attributable to a decrease in sales volume.

         Gross margins for the three months ended September 30, 2003 increased by 0.6% compared to the same period in 2002. Gross margins attributable to the Company's U.S. operations increased by 0.9% due to an increase in selling prices. This increase was partially offset by a 0.3% decrease in gross margins attributable to the Company's U.K. operations as a result of rising raw material costs.

         Selling, general and administrative expenses for the three months ended September 30, 2003 increased $13,365 to $6,632,262, or 9.5% of net sales, as compared to 9.8% of net sales for the same period in 2002. The decrease as a percentage of net sales was primarily attributable to the increase in net sales by the Company's operations.

         The Company realized smaller gains on the sale of property and equipment to third parties during the three months ended September 30, 2003 ($565,092), as compared to the same period in 2002 ($2,906,834).

         Interest expense for the three months ended September 30, 2003 decreased by $144,124 to $745,742, due to decreased levels of borrowing and lower interest rates.

         The Company's net income for the three months ended September 30, 2003 was $566,891, compared to net income of $1,391,255 for the comparable period in the prior year. Net income attributable to the Company's U.S. operations for the three months ended September 30, 2003 was $698,425, an increase of $464,472 over the same period in 2002. This increase was primarily due to an increase in gross margins attributable to such operations. Net income attributable to the Company's U.K. operations for the three months ended September 30, 2003 was $218,878, a decrease of $938,424 as compared to net income of $1,157,302 for the three months ended September 30, 2002. This decrease was primarily due to the Company's U.K. operations realizing smaller gains on the sale of property and equipment to third parties for the three months ended September 30, 2003 ($565,092) as compared to the same period in 2002 ($2,906,834).

         Net income attributable to the Company's U.S. operations for the three months ended September 30, 2002 and 2003 reflects statutory tax rates applied against income before income taxes. For the three months ended September 30, 2002, net income attributable to the Company's U.K. operations reflects a tax rate higher than the statutory rate as a result of a reduction in Niagara UK's deferred tax asset given the uncertainty of its realization. Net income attributable to the Company's U.K. operations for the three months ended September 30, 2003 reflects no tax provision. The taxes that would have otherwise been provided against Niagara UK's income before income taxes for this period have reduced the deferred tax valuation allowance.


Nine months ended September 30, 2003 compared with September 30, 2002

         The Company's net sales for the nine months ended September 30, 2003 were $222,537,317, representing an increase of $25,314,089, or 12.8%, over the same period in 2002. Net sales by the Company's U.S. operations for the period increased by $12,197,986 or 9.0%, and net sales by the Company's U.K. operations for the period increased by $13,116,103 or 21.1%. The increase in net sales attributable to the Company's U.S. and U.K. operations was due primarily to an increase in sales volume (4.4% and 4.0%, respectively) and, to a lesser extent, an increase in prices (3.5% and 5.5%, respectively). Net sales by the Company's U.K. operations also reflect an 8.8% increase in the value of the British pound relative to the U.S. dollar for the nine months ended September 30, 2003, as compared to the same period in 2002. The Company's U.K. operations use British pounds as its functional currency and its net sales were translated from British pounds into U.S. dollars at higher relative levels for the nine months ended September 30, 2003 as compared to the same period in 2002 as a result of this change in value.

         Cost of products sold for the nine months ended September 30, 2003 increased by $21,675,191 to $197,142,367, representing an increase of 12.4% over the same period in 2002. Cost of products sold attributable to the Company's U.S. and U.K. operations increased by $11,742,698 and $9,932,493, respectively. This increase was primarily attributable to the increase in sales volume by the Company's operations, and to a lesser extent, a 1.5% increase in raw material costs incurred by the Company's U.S. operations for the nine months ended September 30, 2003 as compared to the same period in 2002.

         Gross margins for the nine months ended September 30, 2003 increased by 0.4% compared to the same period in 2002. Gross margins attributable to the Company's U.K. operations increased by 1.8% due to an increase in sales volume and prices. This increase was partially offset by a 0.6% decrease in gross margins for the Company's U.S. operations, primarily as a result of an increase in the price of raw materials.

         Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $886,880 to $19,916,045, or 9.0% of net sales, compared to 9.6% of sales for the same period in 2002. The increase in dollar amount and the decrease as a percentage of net sales were primarily attributable to the increase in net sales by the Company's operations.

         The Company realized smaller gains on the sale of property and equipment to third parties during the nine months ended September 30, 2003 ($450,257), as compared to the same period in 2002 ($2,906,834).

         Interest expense for the nine months ended September 30, 2003 decreased by $345,198 to $2,362,242, due to decreased levels of borrowing and lower interest rates.

         The Company's net income for the nine months ended September 30, 2003 was $2,559,168, compared to net income of $1,316,052 for the comparable period in the prior year. Net income attributable to the Company's U.K. operations for the nine months ended September 30, 2003 was $881,328, an increase of $1,894,580 as compared to the net loss of $1,013,252 incurred by such operations during the nine months ended September 30, 2002. This improvement was primarily due to the higher sales volume in 2003 as compared to 2002, which was partially offset by Niagara UK realizing smaller gains on the sale of property and equipment to third parties for the nine months ended September 30, 2003 ($450,257) as compared to the same period in 2002 ($2,906,834). Net income attributable to the Company's U.S. operations for the nine months ended September 30, 2003 was $2,250,662, a decrease of $78,643 over the same period in 2002, which was due primarily to a reduction in gross margins attributable to such operations.

         Net income attributable to the Company's U.S. operations for the nine months ended September 30, 2002 and 2003 reflects statutory tax rates applied against income before income taxes. For the nine months ended September 30, 2002, net income attributable to the Company's U.K. operations reflects a tax rate higher than the statutory rate as a result of a reduction in Niagara UK's deferred tax asset given the uncertainty of its realization. Net income attributable to the Company's U.K. operations for the nine months ended September 30, 2003 reflects no tax provision. The taxes that would have otherwise been provided against Niagara UK's income before income taxes for this period have reduced the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term liquidity requirements for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the nine months ended September 30, 2003 totaled $2,582,769, as compared to $741,302 for the same period in 2002. This increase was primarily attributable to increased purchases of machinery and equipment by the Company's U.S. operations.

         Cash flows provided by operating activities were $7,000,692 for the nine months ended September 30, 2003, a decrease of $1,566,086 as compared to cash flows provided by operating activities of $8,566,778 for the same period in 2002. This decrease was largely attributable to a smaller increase in accounts payable, accrued expenses and other non-current liabilities in 2003 as compared to 2002 (an increase of $4,806,478 in 2003 as compared to an increase of $10,091,794 in 2002), an increase in accounts receivable in 2003 as compared to a decrease in 2002 (an increase of $4,164,130 in 2003 as compared to a decrease of $1,153,705 in 2002). These were partially offset by a smaller increase in inventories as compared to 2002 (an increase of $1,205,928 in 2003 as compared to an increase of $6,247,464 in 2002), a smaller gain on sale of property in 2003 as compared to 2002 ($450,257 as compared to $2,906,834 in 2002) and an increase in net income (net income of $2,559,168 in 2003 as compared to net income of $1,316,052 in 2002). Cash and cash equivalents at September 30, 2003 were $1,171,448, a decrease of $4,389,642 as compared to December 31, 2002. This decrease was primarily attributable to the timing of customer cash collections at December 31, 2002 and September 30, 2003. Such funds are used for working capital and other corporate purposes.

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

         At the Company's request, a number of amendments were made to the Credit Agreement effective September 1, 2002. As a result of these amendments, the revolving credit facility was reduced from $50,000,000 to $35,000,000 and the balance owed under the term loan was increased from $14,333,356 to $18,000,000. Principal payments under the term loan were reduced to $375,000 from $666,666 per month. In addition, the maturity date of the term loan and revolving credit loans made pursuant to the Credit Agreement was extended to July 31, 2004. Effective September 1, 2003, these maturity dates were further extended to July 31, 2006. Principal payments under the term loan will continue at $375,000 per month.

         Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00% (effective rate of 4.04% at September 30, 2003). Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory. Interest on such loans is payable in monthly installments at a rate that is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75% (effective rate of 3.67% at September 30, 2003).

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of consolidated current assets to consolidated current liabilities, the ratio of net income before interest, taxes, depreciation and amortization ("EBITDA") to debt service and capital expenditures, and the ratio of senior secured indebtedness to EBITDA. Niagara US was in compliance with all of these requirements as of September 30, 2003.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of September 30, 2003, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during the nine months ended September 30, 2003.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster") providing for a (pound)10 million (approximately $16.7 million) term loan and a (pound)9.8 million (approximately $16.3 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in monthly installments commencing on May 31, 2000 and ending on August 31, 2005. The principal repayment installments on the term loan escalate from (pound)125,000 to (pound)213,333 (approximately $206,000 to $356,000)
throughout its term. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory. On August 8, 2003, the maturity date on these revolving credit loans was extended to July 31, 2005. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% (effective rate of 3.85% at September 30, 2003) and is payable at the conclusion of such interest periods.

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

         At the Company's request, a number of amendments were made to the Discount Agreement effective August 23, 2002. These amendments included (i) a reduction in the maximum amount of advances to Niagara UK from (pound)20 million (approximately $33.0 million) to (pound)15.0 million (approximately $25.0 million), (ii) a reduction in the interest rate applicable to such advances from 2.25% to 2.0% above Royal Bank of Scotland's base rate (effective rate of 5.15% at September 30, 2003) and (iii) the extension of the maturity date on such advances to July 31, 2004. In connection with these amendments, Niagara and Niagara UK agreed to capitalize the Subordinated Loan, which occurred during the fourth quarter of 2002. On August 11, 2003, the maturity date for advances made pursuant to the Discount Agreement was further extended to July 31, 2005.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of earnings before interest, taxes, depreciation and amortization to fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of September 30, 2003.

         In connection with the execution of the Facilities and Discount Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things restrict the payment of dividends in respect of the Niagara UK shares.

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom has deteriorated. This necessitated Niagara guaranteeing certain trade payables of Niagara UK in the aggregate amount of up to (pound)7.15 million (approximately $11.9 million) in order to ensure an orderly supply of raw materials.

         At September 30, 2003, the Company had borrowed or been advanced $41,442,000 under its revolving credit facilities and the Discount Agreement and had approximately $14,500,000 in available credit thereunder, and the outstanding balance of its term loans was $20,375,000. Working capital of the Company at September 30, 2003 was $40,188,365.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51" which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46, as amended, applies in the first fiscal year or interim period beginning after December 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of June 30, 2003.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 is to be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 continue to be applicable in accordance with their respective effective dates. The adoption of this statement as of July 1, 2003 did not have an effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for classifying and measuring certain financial instruments with characteristics of both a liability and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003 The adoption of this statement as of July 1, 2003 did not have an effect on the Company's financial statements.


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

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. In order to reduce its exposure to fluctuations in exchange rates, Niagara UK purchased foreign exchange contracts in amounts and with expiration dates in line with customer orders. Niagara UK discontinued this practice in February 2002. Following the adoption of the Euro and through September 30, 2003, Niagara UK borrowed funds in foreign currencies and amounts in line with its export sales, and repaid such borrowings upon receipt of funds from its foreign customers.

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


         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom deteriorated. This necessitated Niagara guaranteeing certain trade payables of Niagara UK in the aggregate amount of up to (pound)7.15 million (approximately $11.9 million) in order to ensure an orderly supply of raw materials.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to six such third-party sites. Management believes that, in five cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In three of these cases, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In connection with the fourth site, the United States Environmental Protection Agency (the "EPA") has notified LaSalle that it does not intend to seek cost recovery from it at this time. In the one non-de minimis case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the EPA and performed a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has made for these sites through September 30, 2003. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              Not applicable.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.


ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

              (a) An Annual Meeting of Niagara's Stockholders was held on July 15, 2003.

              (b) Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill were elected as directors of Niagara at the Annual Meeting.

              (c) The matters voted upon at the Annual Meeting were (i) the election of Michael J. Scharf, Gilbert D. Scharf, Frank Archer, Gerald L. Cohn, Andrew R. Heyer and Douglas T. Tansill to hold office until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified, the vote as to which was 7,732,846 for and 61,174 withheld for each of Messrs. Michael Scharf and Gilbert Scharf, 7,735,446 for and 58,574 withheld for Mr. Archer, 7,735,646 for and 58,374 withheld for Mr. Cohn, 7,735,846 for and 58,174 withheld for Mr. Heyer, and 7,749,746 for and 44,274 withheld for Mr. Tansill, and (ii) the ratification of Deloitte & Touche LLP as Niagara's independent accountants for 2003, the vote as to which was 7,788,220 for, 2,600 against and 3,200 abstentions.

ITEM 5.       OTHER INFORMATION.

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits.

            4.1 Thirteenth Amendment to the Revolving Credit and Term Loan Agreement by and among Niagara LaSalle Corporation, LaSalle Steel Company, Manufacturers and Traders Trust Company (individually and as Agent), Citizens Bank of Pennsylvania, PNC Bank, N.A., and Comerica Bank, effective as of September 1, 2003.

            31.1           Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2           Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1           Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2           Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


              (b) Reports on Form 8-K.

              During the quarter ended September 30, 2003, Niagara filed three Current Reports on Form 8-K. The first report, dated July 21, 2003, announced the results of Niagara's 2003 Annual Meeting of Stockholders and the appointment of new officers. The second report, dated August 14, 2003, related to the announcement of the Company's results of operations for the three and six months ended June 30, 2003. The third report, dated September 24, 2003, related to the announcement of the completion of the sale of Niagara UK's GB Longmore property in Darlaston.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NIAGARA CORPORATION
                                (Registrant)


Date: November 14, 2003         /s/ Michael Scharf
                                ------------------------------------------
                                Michael Scharf, Chairman, President &
                                Chief Executive Officer


Date: November 14, 2003         /s/ Anthony J. Verkruyse
                                ------------------------------------------
                                Anthony J. Verkruyse, Vice President, Treasurer
                                & Chief Financial Officer