Form 10-K
period 2003-12-31
NIAGARA CORP
filed 2004-03-29
CIK 710976

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

           For the fiscal year ended December 31, 2003

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                   Name of Each Exchange on which Registered
-------------------                   -----------------------------------------

Common Stock, par value                       The Nasdaq National Market
$.001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,874,715 (assumes the registrant's officers, directors and all stockholders holding 5% or more of outstanding shares are affiliates).

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes ___    No  __X__.

     There were 8,238,517 shares of the registrant's Common Stock outstanding as of March 26, 2004.

     Documents Incorporated by Reference: Items 10, 11, 12, 13 and 14 of Part III hereof are incorporated by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders or will be filed by amendment to this Form 10-K.


                                    PART I.

ITEM 1.  BUSINESS.

Corporate History

         Niagara Corporation ("Niagara") was organized on April 27, 1993 as a Delaware corporation under the name International Metals Acquisition Corporation. When formed, its objective was to acquire an operating business in the metals processing and distribution industry or in a metals-related manufacturing industry. Between 1995 and 1999, Niagara completed acquisitions of three cold finished steel bar producers in the United States and one group of businesses in the United Kingdom engaged in hot rolling, cold finishing and distributing steel bars. These acquisitions were financed with proceeds from Niagara's initial public offering and bank and subordinated debt financings. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Financing Activities." Since they were acquired by Niagara, these businesses have invested approximately $37 million in capital expenditures to modernize, improve and expand their facilities, machinery and equipment.

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

         In November 1999 and September 2001, the Company announced restructuring plans for its hot rolling operations in the United Kingdom. Under the 1999 plan, Niagara UK closed its Ductile Hot Mill facility in Willenhall, terminated its lease of the real property, transferred most of the production from this facility to its W Wesson facility in Moxley (which was renamed Ductile Wesson) and invested approximately $1.5 million in its remaining hot rolling businesses. During the same period, Niagara UK reorganized the management structures in each of its three operating divisions (hot rolling, cold finishing and distribution). Under the 2001 plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002, Niagara UK completed this transaction. In connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the property. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311). See Note 2 to the Company's consolidated financial statements presented under Item 8 below (the "Financial Statements").

         In the fourth quarter of 2002, Niagara LaSalle completed significant purchases of equipment and related assets from two companies after having prevailed at auctions held in connection with such companies' bankruptcy proceedings. On October 8, 2002, Niagara LaSalle purchased certain production equipment and related assets of Moltrup Steel Products Company for $375,000. Niagara US has relocated the majority of these assets to its other operating facilities. On November 19, 2002, Niagara LaSalle purchased from Republic Technologies International, LLC ("Republic") all of the equipment and supplies located at Republic's Harvey, Illinois facility for $2,225,000. Niagara US has sold or relocated certain of these assets to the Company's other operating facilities. Management has not yet determined where the balance of this equipment will be deployed.

         On May 30, 2003, Niagara UK entered into an agreement to sell its GB Longmore property in Darlaston. Production at this site had previously been shifted to GB Longmore's Willenhall facility. On September 19, 2003, Niagara UK completed this transaction receiving (pound)925,000 ($1,512,875) for the sale of this leased real property after payment of (pound)413,000 ($675,478) to the landlord under an option to purchase the property. After related costs, the sale of this property resulted in a pre-tax gain of (pound)488,849 ($799,532), which gain was partially offset by (pound)204,109 ($333,827) in losses during the year on the sale of equipment, resulting in a net gain of (pound)284,740 ($465,705).

         During 2003, Niagara's subsidiaries transferred certain equipment to each other to more effectively meet the market conditions and requirements of their respective operations. These transfers resulted in Niagara UK recognizing intercompany gains of (pound)494,475 ($808,734) for the period. These amounts have been eliminated in the consolidated financial statements.

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

Niagara UK

         With the acquisition of the U.K. steel bar businesses in May 1999, Niagara UK became the largest independent steel bar producer in the United Kingdom with hot rolling, cold finishing and distribution operations. These operations represented, respectively, 36%, 35% and 29% of Niagara UK's total revenues from unaffiliated customers for 2003; 35%, 34% and 31% for 2002 and 39%, 34% and 27% for 2001.

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

Customers

         Niagara US sells its products primarily to steel service centers, which accounted for approximately 75% of its sales during 2003, with the balance of its sales to original equipment manufacturers ("OEMs") and the screw machine industry. Steel service centers purchase and warehouse large quantities of standardized steel products which are then sold directly to OEMs. OEMs use cold drawn steel bars in a wide range of products. Niagara US concentrates its sales efforts on steel service centers, which purchase relatively standardized products on a regular basis. By focusing on this market, Niagara US attempts to minimize the risk of holding obsolete inventory.

         Niagara US has approximately 525 active customers in North America with sales outside the United States representing less than 5% of its total sales for each of 2001, 2002 and 2003. For 2003, Niagara US's 10 largest customers (by tons shipped) represented approximately 67% of its total sales, and its 3 largest customers, Alro Steel Corporation, Earle M. Jorgensen Co. and Joseph T. Ryerson and Sons, Inc., represented approximately 50% of its total sales. The loss of any of these three largest customers would have a material adverse effect on Niagara US's sales.

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

         Niagara UK has approximately 6,300 active accounts. For 2003, its largest account represented less than 4% of its total sales and its 10 largest customers represented approximately 18% of its total sales. Approximately 68% of its sales to unaffiliated customers during 2003 were within the U.K., with 20% to continental Europe and 12% to the rest of the world. These amounts were 67%, 17% and 16% for 2002 and 65%, 19% and 16% for 2001. Niagara UK's sales to any one foreign country, other than the United States, represented less than 5% of its total sales for these periods.

Marketing

         The Company markets its products through salaried in-house sales personnel and sales representatives compensated on a commission basis.

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

         In response to an International Trade Commission finding on the negative effects of imports on the domestic steel industry and its workers, on March 5, 2002, President Bush announced tariffs and other measures concerning a broad range of steel products imported into the United States. These measures became effective on March 20, 2002 and included tariffs on imported hot rolled and cold finished steel bar of 30% in the first year, 24% in the second year and 18% in the third year. Excluded from the tariffs were imports from many developing countries, as well as Canada and Mexico. In May 2002, the Company submitted applications for exclusion of approximately 22,000 tons of Niagara UK products (based on 2001 shipments), approximately 58% of which were granted in August 2002. These exclusions were retroactive to March 20, 2002 thereby entitling Niagara UK to a refund of approximately $834,000 in Section 201 tariffs paid in respect of these excluded products. In November 2002, the Company submitted applications for exclusion of approximately 7,400 tons of Niagara UK products (based on 2001 shipments), approximately 69% of which were granted on March 21, 2003. These exclusions applied prospectively. On March 27, 2003, the World Trade Organization issued a ruling that the Section 201 tariffs were a violation of global trade rules. Following this ruling and the announcement by certain foreign governments that they would subject US products to similar measures, on December 4, 2003, the United States ended the further collection of these Section 201 tariffs.

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

         In order to improve profitability, management has chosen to specialize in higher margin and value-added products. Accordingly, the Company has focused its capital investment on these product lines. In the United States, the Company continues to upgrade its information technology systems in order to improve customer service and efficiency. The Company's goal in this regard is to fully integrate its information systems with those of its suppliers and customers. In the United Kingdom, the Company has restructured operations and consolidated management and administrative functions in order to improve product range and quality, more efficiently meet customer requirements and reduce costs.

Employees

         As of December 31, 2003, the Company had 1,070 employees, 524 were located in the U.S. and 546 were located in the U.K. All of LaSalle's 196 hourly production employees at its Hammond, Indiana facility as of such date were covered by a collective bargaining agreement with The Progressive Steelworker's of Hammond, Inc. which expires on July 18, 2005. All of LaSalle's 20 hourly employees at its Griffith, Indiana facility as of such date were covered by a collective bargaining agreement with the United Steel Workers of America and its local affiliate which expires on February 19, 2006.

         Of the 546 Niagara UK employees as of December 31, 2003, 300 were covered by collective bargaining agreements with the Iron and Steel Trades Confederation (237 employees), the Transport and General Workers Union (27 employees) and the General and Municipal Boilermakers Union (41 employees). These agreements extend indefinitely and contain compensation provisions which are reviewed annually. These reviews take place at different times throughout the year based on the facility and the status of the employee. All other contract terms remain the same from year to year.

Internet Information

         Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as beneficial ownership reports on Forms 3, 4 and 5 filed by Niagara directors, officers and more than 10% beneficial owners, are available free of charge through the Company's Web site (www.niag.com) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

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

Niagara UK

         In connection with the acquisition of the U.K. steel bar businesses in May 1999, Niagara and Niagara UK entered into agreements with subsidiaries of Glynwed calling for the lease or sublease by Niagara UK of production facilities in the West Midlands region of England and the assignment of sales office leases located throughout the United Kingdom.

         Certain information concerning the leases for Niagara UK's production facilities is set forth below. The term for all of these leases extends through May 2009.

         Operation                             Square footage     Location
         ---------                             --------------     --------
         Gadd Dudley Port(1)(2)                    124,500        Dudley
         Ductile Wesson(1)(2)                      204,500        Moxley
         GB Longmore(1)                            103,000        Willenhall
         Midland Engineering Steels                 32,000        Tipton
         Macreadys(1)(2)                            88,700        Rugby
         Macreadys(1)(2)                            15,500        Newport
         Macreadys(1)(2)                            28,800        Bolton

         (1) Such leases may be terminated by Niagara UK on one year's notice.

         (2) Niagara UK has the option to purchase such facilities at fixed prices (which total (pound)7,560,000 (approximately $13.4 million)), or to renew the leases with respect thereto for an additional term of 15 years at commercial market rates.

         The sales offices (Macreadys) range from 400 to 3,200 square feet and are currently located in Enfield, Southhampton, Leeds and Glasgow. The sales office leases have various terms ranging to five years.

         Management considers its manufacturing facilities, which operated at approximately 65% of capacity in 2003, suitable for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at locations they own or operate or at locations owned or operated by third parties where they, or a company from which they acquired assets, arranged for the disposal of such materials. Claims for such costs have been made against LaSalle with respect to six such third-party sites. Management believes that, in five cases, the volumes of the waste allegedly attributable to LaSalle and the share of costs for which it may be liable are de minimis. In three of these cases, LaSalle has entered into de minimis settlement agreements resolving the pending claims of liability. In connection with the fourth site, the United States Environmental Protection Agency (the "EPA") has notified LaSalle that it does not intend to seek cost recovery from it at this time. In the one non-de minimis case, LaSalle has entered into an agreement with a group of other companies alleged to be responsible for remediation of the site in an effort to share proportionately the costs of remediation. LaSalle and this group of companies have also signed an Administrative Order on Consent with the EPA and performed a limited remediation at the site. LaSalle has received insurance settlements in amounts that largely cover the financial contributions it has made for these sites through December 31, 2003. Because liability under CERCLA and analogous state laws is generally joint and several, and because further remediation work may be required at these sites, LaSalle may be required to contribute additional funds. However, based on its volumetric share of wastes disposed and the participation of other potentially liable parties, management believes that LaSalle's share of the additional costs will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                  PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Niagara's Common Stock is traded on The Nasdaq National Market. The following table sets forth the range of high and low sales prices by quarter for 2002 and 2003.

                                                            High         Low
                                                            ----         ---
2002
     January 1 through March 31.......................     $1.890       $1.420
     April 1 through June 30..........................      3.310        1.810
     July 1 through September 30......................      2.390        1.180
     October 1 through December 31....................      1.955        1.080
2003
     January 1 through March 31.......................      1.800        1.410
     April 1 through June 30..........................      3.250        1.270
     July 1 through September 30......................      3.650        2.610
     October 1 through December 31....................      8.240        2.370

         As of March 24, 2004, there were 35 registered holders of Niagara Common Stock.

         Niagara has not declared or paid any dividends on its Common Stock since its inception. The payment of dividends is conditioned on Niagara's earnings, which are dependent on the earnings of its subsidiaries, capital requirements and general financial condition. Pursuant to its financing agreements, Niagara LaSalle and Niagara UK are subject to restrictions on their ability to declare dividends to Niagara. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--Liquidity and Capital Resources--Financing Activities."

         Stock Options

         The following table summarizes information concerning securities authorized for issuance under the Company's stock option plan as of December 31, 2003:

                                                                                        Number of securities
                                  Number of securities to       Weighted-average        remaining available for
                                  be issued upon exercise       exercise price of       future issuance under
       Plan category              of outstanding options      outstanding options     equity compensation plans
       -------------              ----------------------      -------------------     -------------------------
Equity compensation plans
approved by security holders              1,860,000                   $5.70                      640,000

Equity compensation plans not
approved by security holders                      -                       -                            -
                                          ---------                   -----                      -------
Total                                     1,860,000                   $5.70                      640,000
                                          =========                   =====                      =======


ITEM 6.  SELECTED FINANCIAL DATA.


                                                                    Year ended December 31,
                                               1999(1)         2000            2001            2002            2003
                                               ----            ----            ----            ----            ----
                                                             (in thousands, except per share data)
Statement of Operations Data:
Net sales (2)  ........................     $ 281,117        $336,037        $268,637        $260,875        $295,293
Cost of products sold (2) .............       245,170         293,857         239,085         230,286         263,078
Gross profit(2)........................        35,947          42,180          29,552          30,588          32,215
Selling, general and administrative
   expenses(2).........................        24,441          27,996          24,814          25,883          27,095
Gain on sale of property(3)............            --              --              --           3,102             466
Restructuring costs(4) ................            --              --           5,278              --              --
Interest income........................            36               7              --              --              --
Other income...........................           143             152             186              58             332
Interest expense.......................         5,631           7,417           5,373           3,546           3,085
Provision (benefit) for income taxes...         2,299           2,590          (1,100)          2,646           1,225
Net income (loss) .....................         3,757           4,337          (4,627)          1,673           1,608
Net income (loss) per share (basic)....     $     .40        $    .50        $   (.56)       $    .20        $    .20
Net income (loss) per share (diluted)..     $     .40        $    .50        $   (.56)       $    .20        $    .20
Weighted average common shares
   outstanding (basic)................          9,350           8,659           8,329           8,239           8,239
Weighted average common shares
   outstanding (diluted)..............          9,357           8,659           8,329           8,239           8,239


                                                                        At December 31,
                                                 1999            2000            2001            2002            2003
                                                 ----            ----            ----            ----            ----
                                                                         (in thousands)
Balance Sheet Data:
Cash and cash equivalents..............     $   2,234        $  2,351        $  1,692        $  5,561        $  3,553
Trade accounts receivable, net.........        53,126          46,138          37,845          34,283          39,065
Inventories............................        59,442          60,901          44,114          55,663          56,663
Property, plant and equipment, net.....       102,984          98,076          89,658          85,775          80,144
Goodwill...............................         2,022           1,984           1,904           1,904           1,904
Total assets...........................       227,934         215,418         181,879         189,196         186,330
Trade accounts payable.................        50,191          44,468          32,605          37,657          41,294
Accrued expenses.......................         9,506          10,496          10,671          11,456          13,306
Current maturities of long-term debt...         6,411           7,653           9,709           7,509           6,544
Long-term debt, less current maturities        87,388          77,877          62,294          63,817          55,103
Accrued pension and other
   postretirement benefits.............         8,023           7,718           7,289          11,476           6,846
Deferred income taxes..................         9,849          11,266          10,020           9,602          11,217
Total liabilities......................       171,473         159,539         132,626         141,768         134,537
Stockholders' equity ..................       $56,461        $ 55,879        $ 49,253        $ 47,428        $ 51,792

(1) Includes the results of Niagara UK from May 22, 1999.
(2) Net sales and cost of products sold have been restated for 1999 with respect to freight costs in accordance with EITF No. 00-10 issued in September 2000. This reclassification resulted in the recording of such costs in both net sales and cost of products sold and, accordingly, resulted in no change to gross profit for such years. Previously, net sales for 1999 had been stated after reduction for freight costs. The amount involved was $16,895,000 for the year ended December 31, 1999. Certain additional reclassifications, primarily in respect of depreciation, have been made in 2000 in order to conform to the presentation of subsequent years. The net effect of these reclassifications was to decrease cost of products sold, and thereby increase gross profit, and to increase selling, general and administrative expenses, each by $251,569 for the year ended December 31, 2000.
(3) Represents gain on sale of property by Niagara UK. See "BUSINESS--Corporate History," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Restructurings and Investments" and Note 2 to the Financial Statements.
(4) Represents costs associated with a restructuring of Niagara UK operations. See "BUSINESS--Corporate History," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the disclosure following Item 7A below for cautionary information with respect to such forward-looking statements.

Results of Operations

Overview

         During 2003, the Company experienced an overall increase in net sales and gross profit as compared to 2002. Lower gains on the sale of property by the Company's U.K. operations during 2003 versus 2002 resulted in an overall decline in operating and net income between these two years. Excluding such gains, the Company's operating results for 2003 also improved in comparison to 2002.

         The Company's U.S. operations generated higher net sales during 2003 as compared to 2002, with improvements in both sales volume and pricing. Market conditions for Niagara US improved throughout the year with demand increasing as a result of improved business conditions in the manufacturing sector of the U.S. economy. At the same time, inventories at steel service centers, Niagara US's primary customers, continued to decline from their 2002 levels. Despite the lifting of the Section 201 tariffs in December 2003, imports of competing products remained lower through the fourth quarter of 2003 as a result of increased global demand for steel, particularly in China, a weak U.S. Dollar and higher freight costs.

         The Company's results for 2003 were negatively impacted by operating losses incurred by Niagara UK for the fourth quarter and the year. These losses were caused primarily by downward pricing pressure on certain products, lackluster demand related to a weak U.K. manufacturing sector, disadvantageous exchange rates which reduced Niagara UK's export sales and profitability, and increased raw material costs.

         Reflecting the improved market conditions that began in 2003, demand for Niagara US's products has been very strong in the first quarter of 2004, resulting in Niagara US raising its prices for many of its products. Beginning in February 2004, Niagara UK also began to experience a modest improvement in demand, allowing for some price increases. In addition, the Company's raw material costs have increased significantly from the end of 2003. These increases were due to higher scrap and other raw material costs incurred by the Company's suppliers, which in turn were the result of a number of factors including increased global demand for steel, especially in China, and higher energy costs. Generally, the Company's operations have been able to recover these costs through price increases and/or surcharges. While it is uncertain how long these market conditions will continue, management anticipates that the Company's results of operations for the first quarter of 2004 will improve in comparison to each of the last two quarters of 2003.

Restructurings and Investments

         In the third quarter of 2001, the Company announced a restructuring plan for its hot rolling operations in the United Kingdom. Under this plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. In connection therewith, the Company recorded, in the fourth quarter of 2001, a restructuring charge of $5,278,074 (approximately (pound)3,662,000), consisting of equipment write-offs of $3,554,270 (approximately (pound)2,466,000) and redundancy and reorganization costs of $1,723,804 (approximately (pound)1,196,000). On March 15, 2002, Niagara UK entered into an agreement to sell this leased property for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30, 2002, Niagara UK completed this transaction. In connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the property. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311).

         In the fourth quarter of 2002, Niagara LaSalle completed significant equipment purchases from two companies after having prevailed at auctions held in connection with such companies' bankruptcy proceedings. See "BUSINESS-- Corporate History."

         On May 30, 2003, Niagara UK entered into an agreement to sell its GB Longmore property in Darlaston. Production at this site had previously been shifted to GB Longmore's Willenhall facility. On September 19, 2003, Niagara UK completed this transaction receiving (pound)925,000 ($1,512,875) for the sale of this leased real property after payment of (pound)413,000 ($675,478) to the landlord under an option to purchase the property. After related costs, the sale of this property resulted in a pre-tax gain of (pound)488,849 ($799,532), which gain was partially offset by (pound)204,109 ($333,827) in losses during the year on the sale of equipment, resulting in a net gain of (pound)284,740 ($465,705).

         During 2003, Niagara's subsidiaries transferred certain equipment to each other to more effectively meet the market conditions and requirements of their respective operations. These transfers resulted in Niagara UK recognizing intercompany gains of (pound)494,475 ($808,734) for the period. These amounts have been eliminated in the consolidated financial statements.

Year ended December 31, 2003 compared with December 31, 2002

         Net sales for the year ended December 31, 2003 were $295,292,719, representing an increase of $34,418,158, or 13.2%, versus the same period in 2002. Net sales by the Company's U.S. operations increased by $18,372,824, or 10.4%, and net sales by the Company's U.K. operations increased by $16,045,334 or 19.1%. The increase in net sales attributable to the Company's U.S. and U.K. operations was due primarily to an increase in sales volume (6.0% and 2.5%, respectively) and, to a lesser extent, an increase in prices (3.1% and 4.1%, respectively). Net sales (and cost of products sold) by the Company's U.K. operations also reflect a 13.2% increase in the value of the British pound relative to the U.S. dollar for the year ended December 31, 2003, as compared to the same period in 2002. The Company's U.K. operations use British pounds as its functional currency and its net sales (and cost of products sold) were translated from British pounds into U.S. dollars at higher relative levels for the year ended December 31, 2003 as compared to the same period in 2002 as a result of this change in value.

         Cost of products sold for the year ended December 31, 2003 increased by $32,791,365 to $263,077,664, representing an increase of 14.2% over the same period in 2002. Cost of products sold attributable to the Company's U.S. and U.K. operations increased by $18,350,210 and $14,441,157, respectively. This increase was primarily attributable to the increase in sales volume by the Company's operations, and to a lesser extent, a 1.9% and 1.2% increase in raw material costs incurred by the Company's U.S. and U.K. operations, respectively, for the year ended December 31, 2003 as compared to the same period in 2002.

         Gross margins for the year ended December 31, 2003 decreased by 0.8% compared to the same period in 2002. Gross margins for the Company's U.S. and U.K. operations decreased by 1.1% and 0.3%, respectively, as a result of an increase in the price of raw materials that was partially offset by an increase in selling prices.

         Selling, general and administrative expenses for the year ended December 31, 2003 increased by $1,211,171 to $27,094,118, or 9.2% of net sales, compared to 9.9% of sales for the same period in 2002. The increase in dollar amount and the decrease as a percentage of net sales were primarily attributable to the increase in net sales by the Company's operations.

         The Company realized smaller gains on the sale of property and equipment to third parties during the year ended December 31, 2003 ($465,705), as compared to the same period in 2002 ($3,102,311).

         Interest expense for the year ended December 31, 2003 decreased by $460,800 to $3,085,423, due to decreased levels of borrowing and lower interest rates.

         The Company's net income for the year ended December 31, 2003 was $1,607,921, compared to net income of $1,673,112 for the comparable period in the prior year. Net income attributable to the Company's U.S. operations for the year ended December 31, 2003 was $2,847,903, a decrease of $256,437 over the same period in 2002, which was due primarily to a reduction in gross margins attributable to such operations. Net loss attributable to the Company's U.K. operations for the year ended December 31, 2003 was $745,249, as compared to a net loss of $1,430,228 incurred by such operations during the year ended December 31, 2002. This improvement was primarily due to the higher sales volume in 2003 as compared to 2002, which was partially offset by Niagara UK realizing smaller gains on the sale of property and equipment to third parties for the year ended December 31, 2003 ($450,257) as compared to the same period in 2002 ($2,906,834).

         Net income attributable to the Company's U.S. operations for the years ended December 31, 2002 and 2003 reflects statutory tax rates applied against income before income taxes. For the year ended December 31, 2002, net income attributable to the Company's U.K. operations reflects a tax rate higher than the statutory rate as a result of a reduction in Niagara UK's deferred tax asset given the uncertainty of its realization.

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

Liquidity and Capital Resources

         The Company's short-term liquidity requirement for day-to-day operating expenses has been, and is expected to continue to be, funded by cash provided by operations, borrowings under its revolving credit facilities and advances under its invoice discounting agreement. The Company's principal long-term liquidity requirement has been, and is expected to continue to be, the repayment of debt and the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. At December 31, 2003, the Company had combined debt obligations and operating lease commitments of approximately $9,549,000 payable in 2004, $28,911,000 payable in 2005, $32,263,000 payable in
2006, $3,129,000 payable in 2007, $2,803,000 payable in 2008, and $2,966,000 payable thereafter. Management anticipates that such obligations will be funded by cash provided by operations. Loans made pursuant to the Company's revolving credit facilities mature in 2006 and advances under the Company's invoice discounting agreement mature in 2005. Historically, the Company has been successful in extending the maturity dates under these agreements. Management intends to seek further extensions of these maturity dates and/or to refinance the obligations thereunder.

Investing Activities

         Capital expenditures for the year ending December 31, 2003 were $2,981,002, compared to $3,833,096 for the same period in 2002. This reduction was attributable to decreased acquisition of property and equipment by the Company's US operations from third parties in 2003 as compared to 2002. The Company anticipates spending approximately $3,200,000 for capital expenditures during 2004.

Operating Activities

         Cash flows provided by operating activities were $12,267,599 for the year ended December 31, 2003, an increase of $4,776,731 as compared to cash flows provided by operating activities of $7,490,868 for the same period in 2002. This increase was largely attributable to a decrease in inventories in 2003 as compared to 2002 (a decrease of $1,167,609 in 2003 as compared to an increase of $9,740,077 in 2002), which change was primarily attributable to a marked increase in inventories in 2002 as compared to 2001 in response to improved business conditions in 2002. This change was partially offset by an increase in accounts receivable in 2003 as compared to 2002 (an increase of $2,408,353 in 2003 as compared to a decrease of $5,447,822 in 2002), which decrease was primarily attributable to the timing of receipt of customer cash collections at December 31, 2003 versus 2002. Cash and cash equivalents at December 31, 2003 were $3,552,665, a decrease of $2,008,425 as compared to December 31, 2002, which decrease was primarily attributable to the timing of receipt of customer cash collections. Such funds are used for working capital and other corporate purposes.

Financing Activities

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

         At the Company's request, a number of amendments were made to the Credit Agreement effective September 1, 2002. The revolving credit facility was reduced from $50,000,000 to $35,000,000 and the balance owed under the term loan was increased from $14,333,356 to $18,000,000. Principal payments under the term loan were reduced to $375,000 from $666,666 per month. In addition, effective September 2003, the maturity date of the term loan and revolving credit loans made pursuant to the Credit Agreement were extended to July 31, 2006.

         Interest on the term loan is payable in monthly installments either at the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00% (effective rate of 4.05% at December 31, 2003). Revolving credit loans made pursuant to the Credit Agreement are based on a percentage of eligible accounts receivable and inventory. Interest on such loans is payable in monthly installments at a rate that is either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75% (effective rate of 3.87% at December 31, 2003).

         The Credit Agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of current assets to current liabilities, the ratio of net income before interest, taxes, depreciation and amortization, adjusted for, among other things, unusual, extraordinary and non-recurring items ("Adjusted EBITDA") to debt service and capital expenditures, and the ratio of senior secured indebtedness to Adjusted EBITDA. Niagara US was in compliance with all of these requirements as of December 31, 2003.

         On May 20, 1998, Niagara's Board of Directors authorized the repurchase, from time to time, of up to one million shares of Niagara Common Stock in open market and privately negotiated transactions. On October 6, 1999, Niagara's Board authorized the repurchase of an additional one million Niagara shares. Such repurchases are subject to market and other conditions and are financed with internally generated funds and borrowings under the Company's credit facilities. Shares of Niagara Common Stock repurchased are held as treasury stock and are available for use in the Company's benefit plans and for general corporate purposes. As of December 31, 2003, Niagara had repurchased 1,758,938 shares of its Common Stock at a cost of $8,249,684. No shares were repurchased during 2003.

         On May 21, 1999 and in connection with the acquisition of the steel bar businesses from Glynwed Steels, Niagara UK entered into a bank facilities agreement (the "Facilities Agreement") with National Westminster Bank Plc ("National Westminster") providing for a (pound)10 million (approximately $16.2 million) term loan and a (pound)9.8 million (approximately $15.9 million) revolving credit facility. The obligations of Niagara UK under the Facilities Agreement are secured by standby letters of credit issued by M&T to National Westminster (respectively, the "Term Letter of Credit" and the "Revolving Letter of Credit," and, together, the "Letters of Credit") and substantially all of the assets of Niagara UK (for the benefit of M&T). Niagara UK's agreement to reimburse M&T for drawdowns under the Letters of Credit is guaranteed by Niagara and Niagara US, which guarantees are secured by substantially all of the assets of Niagara US on a second priority basis. As consideration for the issuance of the Letters of Credit, Niagara UK paid M&T a total of (pound)178,400 (approximately $285,440) at the time of issuance and agreed to pay further annual fees (in monthly installments) of 2.5% and 2.75% in respect of the Revolving and Term Letters of Credit, respectively.

         Principal of the term loan under the Facilities Agreement amortizes in scheduled monthly installments throughout its term. Through 2003, such monthly installments had escalated from (pound)50,000 to (pound)160,000. Effective December 31, 2003, the amortization schedule was amended to provide for monthly principal payments of (pound)90,000 through April 2006, with an additional principal payment of (pound)1,348,750 payable upon maturity of the term loan on May 21, 2006. Revolving credit loans made pursuant to the Facilities Agreement are based upon a percentage of eligible inventory. On August 8, 2003, the maturity date on these revolving credit loans was extended to July 31, 2005. Interest on the term and revolving credit loans under the Facilities Agreement accrue at the BBA LIBOR rate (for periods specified by Niagara UK from time to time) plus 0.15% (effective rate of 4.11% as of December 31, 2003) and is payable at the conclusion of such interest periods.

         The purchase of the U.K. steel bar businesses was also financed pursuant to (i) a (pound)3.75 million (approximately $6 million) equity investment by Niagara in Niagara UK (the "Equity Investment"), (ii) a (pound)3.75 million (approximately $6 million) subordinated loan from Niagara to Niagara UK which accrued interest at 7.5% per annum (the "Subordinated Loan") and (iii) a (pound)2.5 million (approximately $4 million) non-interest bearing short-term loan from Niagara to Niagara UK (the "Short-Term Loan"). The Equity Investment, the Subordinated Loan and the Short-Term Loan were financed by borrowings under the Credit Agreement. The Short-Term Loan was repaid during the third quarter of 1999 and the Subordinated Loan was capitalized to equity of Niagara UK during the fourth quarter of 2002.

         On August 23, 1999, Niagara UK entered into an Invoice Discounting Agreement (the "Discount Agreement") with Royal Bank of Scotland Invoice Discounting Limited ("RBID") (formerly known as Lombard Natwest Discounting Limited) providing for advances to Niagara UK based upon a formula tied to the receivables purchased by RBID. The obligations of Niagara UK under the Discount Agreement are guaranteed by Niagara and secured by substantially all of the assets of Niagara UK. In connection with the execution of the Discount Agreement, the Revolving Letter of Credit and the revolving credit facility under the Facilities Agreement were reduced to (pound)4.9 million (approximately $7.9 million), and subsequently reduced to (pound)2.5 million (approximately $4.0 million) as of December 31, 1999 and (pound)1.25 million (approximately $2.2 million) on August 8, 2003.

         At the Company's request, a number of amendments were made to the Discount Agreement effective August 23, 2002. These amendments included (i) a reduction in the maximum amount of advances to Niagara UK from (pound)20 million (approximately $35.6 million) to (pound)15.0 million (approximately $26.7 million), (ii) a reduction in the interest rate applicable to such advances from 2.25% to 2.0% above Royal Bank of Scotland's base rate (effective rate of 5.39% at December 31, 2003) and (iii) the extension of the maturity date on such advances to July 31, 2004. In connection with these amendments, Niagara and Niagara UK agreed to capitalize the Subordinated Loan, which occurred during the fourth quarter of 2002. On August 11, 2003, the maturity date for advances made pursuant to the Discount Agreement was further extended to July 31, 2005.

         The Facilities and Discount Agreements carry restrictions on, among other things, security interests, borrowed money, asset dispositions, dividends, transactions with affiliates, capital expenditures, cross-defaults, changes in control of Niagara UK and mergers and acquisitions. Also included in these agreements are requirements regarding tangible net worth, the ratio of Adjusted EBITDA to fixed charges and the ratio of current assets to current liabilities. Niagara UK was in compliance with all of these requirements as of December 31, 2003.

         In connection with the execution of the Facilities and Discount Agreements, Niagara and Niagara UK entered into intercreditor agreements which, among other things restrict the payment of dividends in respect of the Niagara UK shares.

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom has deteriorated. This has necessitated Niagara guaranteeing on a short-term basis certain trade payables of Niagara UK in the aggregate amount of up to (pound)7.35 million (approximately $13.1 million) as of December 31, 2003 in order to ensure an orderly supply of raw materials.

         At December 31, 2003, the Company had borrowed or been advanced approximately $42.1 million under its revolving credit facilities and the Discount Agreement, and the outstanding balance of its term loans was approximately $18.9 million. At December 31, 2003, available credit under the Company's U.S. revolving credit facility was approximately $10.4 million, and Niagara US had available cash on deposit of approximately $2.1 million. Availability under Niagara UK's financing agreements was approximately (pound)2.0 million (approximately $3.6 million) as of December 31, 2003, and Niagara UK had available cash on deposit of approximately (pound).8 million (approximately $1.4 million). Working capital of the Company at December 31, 2003 was approximately $42.5 million.

Contractual Obligations and Commercial Commitments

         The following table sets forth certain information concerning the Company's unconditional obligations and commitments to make future payments under contracts existing as of December 31, 2003:

                                                              Payments due by period
                                 ----------------------------------------------------------------------------------
                                                                                                       More than 5
Contractual cash obligations        Total        Less than 1 year     1-3 years        4-5 years         years
----------------------------        -----        ----------------     ---------        ---------         -----
Long-term debt                   $ 61,648,000      $ 6,544,000       $54,791,000    $    184,000      $   128,000
Operating leases                   17,973,000        3,005,000         6,383,000       5,747,000        2,838,000
Purchase obligations               50,345,000       50,345,000                 -               -                -
Other long-term liabilities           101,000           23,000            47,000          31,000                -
                                 -------------   ----------------   -------------   -------------    -------------
Total                            $130,067,000      $59,917,000       $61,221,000      $5,962,000       $2,966,000
                                 =============   ================   =============   =============    =============

Critical Accounting Policies

         On December 12, 2001, the SEC issued Financial Reporting Release No. 60 which requires a discussion of the critical accounting policies used by companies in the preparation of their financial statements. Note 1 to the Financial Statements includes a summary of the significant accounting policies used by the Company in the preparation of its financial statements. The Company believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Financial Statements.

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Financial Statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to inventory reserves, taxes, doubtful accounts, intangible and long-lived assets, insurance, litigation, environmental compliance and other contingencies. Management bases its estimates on historical data, when available, professional advice, experience and various assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities. Management believes that the estimates employed are appropriate and the resulting carrying values are reasonable; however, actual results could differ from the original estimates requiring adjustments to these carrying values in future periods.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. The Company adopted SFAS No. 142 during the year ended December 31, 2002. Amortization of goodwill was computed using the straight-line method over 30 years in the year ended December 31, 2001. There was no amortization of goodwill in the years ended December 31, 2002 and 2003. See Note 16 to the Financial Statements.

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

         In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits," which revises employer's disclosures about pension plans and other postretirement benefit plans. SFAS 132 (Revised 2003) retains the disclosure requirements of SFAS 132, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS 132 (Revised 2003) are generally effective for financial statements with fiscal years ending after December 31, 2003. Certain additional disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company adopted the required provisions of this revised statement as of December 31, 2003.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," revised in December 2003 ("Interpretation No. 46"), which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46 applies in the first fiscal year or interim period beginning after December 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks include fluctuations in interest rates, variability in interest rate spreads (i.e., prime to LIBOR spreads), exchange rate variability, the credit risk of its customers and the availability to its suppliers of credit insurance on their receivables from the Company. The Company does not trade in derivative financial instruments. Substantially all of the Company's non-trade indebtedness relates to loans made pursuant to the Credit and Facilities Agreements and advances under the Discount Agreement. Interest on the term loan under the Credit Agreement accrues at either the LIBOR rate (for a period specified by Niagara US from time to time) plus 2.85%, or M&T's prime rate plus 1.00%. Interest on revolving credit loans made pursuant to such agreement accrues at either 2.50% above the LIBOR rate (for a period specified by Niagara US from time to time) or M&T's prime rate plus 0.75%. Interest on the term and revolving credit loans under the Facilities Agreement accrues at the BBA LIBOR rate (for a period specified by Niagara UK from time to time) plus 0.15%. Interest on advances under the Discount Agreement accrues at Royal Bank of Scotland's base rate plus 2.0%. Assuming the current level of borrowings at variable rates and assuming a one point increase in average interest rates under these borrowings, it is estimated that the Company's annual interest expense would increase by approximately $600,000. Management attempts to reduce market risks associated with the fluctuations in interest rates through the selection of LIBOR periods under the Credit and Facilities Agreements and advance amounts under the Discount Agreement (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --Liquidity and Capital Resources--Financing Activities").

         The Company sells its products primarily to customers in North America and Europe. Revenues from sales by Niagara US are collected exclusively in U.S. dollars. Niagara UK's revenues are generally collected in the local currency of its customers. In order to reduce its exposure to fluctuations in exchange rates, Niagara UK purchased foreign exchange contracts in amounts and with expiration dates in line with customer orders. Niagara UK discontinued this practice in February 2002. Following the adoption of the Euro and through December 31, 2003, Niagara UK borrowed funds in foreign currencies and amounts in line with its export sales, and repaid such borrowings upon receipt of funds from its foreign customers.

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

         As a result of depressed conditions in the manufacturing sector in the United Kingdom including within the overall steel industry, and conditions within the insurance industry following the events of September 11, 2001, the market for credit insurance in the United Kingdom has deteriorated. This has necessitated Niagara guaranteeing certain trade payables of Niagara UK in the aggregate amount of up to (pound)7.35 million (approximately $13.1 million) as of December 31, 2003 in order to ensure an orderly supply of raw materials.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements in this Form 10-K, including, without limitation, those made under "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may constitute forward-looking statements. When used in this Form 10-K, the words "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," " believes," "estimates," "predicts," "projects," "likely," or "continue" and other similar expressions are intended to identify such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, that may cause the Company's actual results to be materially different from those expressed or implied by such forward-looking statements, in future filings by Niagara with the SEC, in the Company's press releases or in oral statements made by authorized officers of the Company. Such factors include, among other things:

o Cyclicality - The Company's products are used in the automotive, agricultural and machine tool industries, among others. As a result, demand for such products is closely tied to the economic cycles that drive these businesses. In addition, demand and prices for the Company's products in the Company's home and export markets are impacted by business and economic conditions in foreign countries. For these reasons and others, the Company's financial performance has been, and will likely continue to be, cyclical in nature.

o Competition - There is excess world capacity for many of the products produced by the Company. In addition, the Company's largest competitors are vertically integrated with steelmaking, hot rolling and cold drawing capabilities. This integration can result in lower raw material costs to these competitors. See "BUSINESS -- Competition."

o Foreign Imports - Low-priced imports of competing products and low-priced manufactured products which utilize the Company's products can affect the market for the Company's products, particularly in Niagara US and Niagara UK's respective home markets. In addition, tariffs and other measures and the market and governmental responses thereto may affect the Company's operations. Recently lifted tariffs in the U.S. may result in an increase in foreign imports depending upon other market factors. See "BUSINESS -- Competition."

o Foreign Sales - Approximately 32% of Niagara UK's sales to non-affiliates during 2003 were to customers outside of the United Kingdom. Revenues in respect of such sales are generally collected in the local currency of the customer. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations" and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Margins on foreign sales can be impacted by, among other things, foreign currency exchange rates and transportation costs and availability. Tariffs and other measures that may be imposed by the different governments in the Company's export markets and the market and governmental response thereto may also affect both the Company's U.S. and U.K. operations. See "BUSINESS--Competition."

o Customer Concentration - Niagara US's 3 largest customers represented approximately 50% of its total sales for 2003. The loss of any of these customers would have a material adverse effect on Niagara US's sales. See "BUSINESS -- Customers."

o Raw Materials - The market for the Company's raw materials can experience significant volatility as a result of changes in steel scrap prices and energy costs and business and economic conditions throughout the world. There is no assurance that the Company will be successful in increasing or maintaining prices for its products to recover any increases in raw material costs it has incurred or in passing along on a timely basis such costs in the form of surcharges to its customers.

o Debt Obligations - Loans made pursuant to the Company's revolving credit facilities mature in 2006 and advances under the Company's invoice discounting agreement mature in 2005. Historically, the Company has been successful in extending the maturity dates under these agreements. While management intends to seek further extensions of these maturity dates and/or to refinance the obligations thereunder, there can be no assurance that either of these options will be available if needed.

o Interdependence of Operations - Niagara UK sells substantial amounts of its products to Niagara US. See Note 18 to the Financial Statements. In addition, Niagara US and Niagara UK each guarantee the obligations of the other under the Company's financing arrangements, as has Niagara which has also guaranteed certain trade indebtedness and lease obligations of Niagara UK. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Financing Activities." Accordingly, a significant downturn in the financial condition or results of operations of Niagara US or Niagara UK can have a corresponding effect on the other and Niagara.

o Transportation Availability and Costs - The Company is dependent on third parties for the delivery of raw materials and to transport much of its finished goods to its customers. Recently, increased business activity in certain countries and regulatory changes have resulted in certain of the Company's operations experiencing reduced transportation availability and increased costs. There is no assurance that the Company will be successful in fulfilling its transportation needs on a timely basis, and increasing its prices to recover such costs or passing along such costs in the form of surcharges to its customers.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Reports of Independent Auditors...........................................22-23
Consolidated Balance Sheets..................................................24
Consolidated Statements of Operations........................................25
Consolidated Statements of Stockholders' Equity..............................26
Consolidated Statements of Cash Flows........................................27
Notes to Consolidated Financial Statements................................28-61


Independent Auditors' Report



Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and its subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 26, 2004


Report of Independent Certified Public Accountants



Niagara Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Niagara Corporation and its subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York

February 4, 2003


                                                                                            NIAGARA CORPORATION
                                                                                               AND SUBSIDIARIES


                                                                                    Consolidated Balance Sheets

======================================================================================================================

 December 31,                                                                            2002                   2003
----------------------------------------------------------------------------------------------------------------------
 Assets (Note 5)
 Current:
    Cash and cash equivalents                                                   $   5,561,090          $   3,552,665
    Trade accounts receivable, net of allowance for doubtful
       accounts of $1,347,000 and $1,200,000 (Note 11)                             34,283,089             39,064,625
    Inventories (Note 3)                                                           55,662,799             56,662,855
    Deferred income taxes (Note 10)                                                 1,953,000              2,138,000
    Other current assets                                                            3,146,316              2,264,934
----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                     100,606,294            103,683,079

 Property, plant and equipment, net (Note 4)                                       85,775,275             80,143,847
 Goodwill (Note 16)                                                                 1,904,499              1,904,499
 Deferred financing costs, net of accumulated amortization
    of $627,252 and $744,226                                                          147,748                 85,774
 Intangible pension asset (Note 6)                                                    318,000                266,000
 Other assets, net (Note 16)                                                          444,333                246,617
----------------------------------------------------------------------------------------------------------------------
                                                                                $ 189,196,149          $ 186,329,816
======================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                            $  37,656,820          $  41,294,480
    Accrued expenses (Note 2)                                                      11,455,990             13,305,585
    Current maturities of long-term debt (Note 5)                                   7,509,462              6,544,359
----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 56,622,272             61,144,424

 Other:
    Long-term debt, less current maturities (Note 5)                               63,816,781             55,103,487
    Accrued pension cost (Note 6)                                                   6,729,000              1,935,000
    Accrued other postretirement benefits (Note 6)                                  4,747,067              4,910,717
    Deferred income taxes (Note 10)                                                 9,602,000             11,217,000
    Other noncurrent liabilities                                                      250,667                226,730
----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                        141,767,787            134,537,358
----------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 8, 9 and 13)
 Stockholders' equity (Notes 6, 7 and 9):
    Preferred stock, $.001 par value - 500,000 shares
       authorized; none outstanding                                                         -                      -
    Common stock, $.001 par value - 15,000,000 shares
        authorized; 9,997,455 issued                                                    9,998                  9,998
    Additional paid-in capital                                                     50,111,675             50,111,675
    Retained earnings                                                              13,525,271             15,133,192
    Accumulated other comprehensive loss                                           (7,968,898)            (5,212,723)
----------------------------------------------------------------------------------------------------------------------
                                                                                   55,678,046             60,042,142
    Treasury stock, at cost, 1,758,938 shares                                      (8,249,684)            (8,249,684)
----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                47,428,362             51,792,458
----------------------------------------------------------------------------------------------------------------------
                                                                                $ 189,196,149          $ 186,329,816
======================================================================================================================

                                                      See accompanying notes to the consolidated financial statements.


                                                                                                NIAGARA CORPORATION
                                                                                                   AND SUBSIDIARIES


                                                                              Consolidated Statements of Operations

======================================================================================================================

 Year ended December 31,                                                 2001               2002                2003
----------------------------------------------------------------------------------------------------------------------
 Net sales (Note 11)                                             $268,636,530       $260,874,561       $ 295,292,719
 Cost of products sold (Note 12)                                  239,084,891        230,286,299         263,077,664
----------------------------------------------------------------------------------------------------------------------
         Gross profit                                              29,551,639         30,588,262          32,215,055
 Operating (expenses) income
   and restructuring costs:
    Selling, general and administrative                           (24,814,278)       (25,882,947)        (27,094,908)
    Gain on sale of property (Note 2)                                       -          3,102,311             465,705
    Restructuring costs (Note 2)                                   (5,278,074)                 -                   -
----------------------------------------------------------------------------------------------------------------------
         Operating income (loss)                                     (540,713)         7,807,626           5,585,852
 Interest expense                                                  (5,372,356)        (3,546,223)         (3,085,423)
 Other income                                                         186,550             57,709             332,492
----------------------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes                         (5,726,519)         4,319,112           2,832,921
 Provision (benefit) for income taxes (Note 10)                    (1,100,000)         2,646,000           1,225,000
----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                               $ (4,626,519)      $  1,673,112       $   1,607,921
======================================================================================================================
 Net income (loss) per share
    (basic and diluted)                                          $       (.56)      $        .20       $         .20
======================================================================================================================
 Weighted average common shares outstanding
    (basic and diluted) (Note 14)                                   8,329,145          8,238,517           8,238,517
======================================================================================================================

                                                   See accompanying notes to the consolidated financial statements.



                                                                                                NIAGARA CORPORATION
                                                                                                   AND SUBSIDIARIES

                                                                    Consolidated Statements of Stockholders' Equity

==================================================================================================================================

 Years ended December 31, 2001, 2002 and 2003
----------------------------------------------------------------------------------------------------------------------------------
                                       Common stock                                    Accumulated
                                  --------------------    Additional                       other        Treasury       Total
                                  Number of                paid-in       Retained      comprehensive    stock,     stockholders'
                                   shares       Amount     capital       earnings          loss         at cost       equity
--------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 2001         9,997,455   $ 9,998     $50,111,675    $16,478,678    $(2,691,219)  $(8,030,409)  $55,878,723
--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net loss for the year                 -         -               -     (4,626,519)             -             -    (4,626,519)
    Foreign currency
       translation adjustment             -         -               -              -       (476,415)            -      (476,415)
    Minimum pension liability
       adjustment ($2,137,000,
       net of tax benefit of
       $833,000 - Note 6)                 -         -               -              -     (1,304,000)            -    (1,304,000)
--------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive loss                                                                                      (6,406,934)
--------------------------------------------------------------------------------------------------------------------------------
 Purchase of treasury stock,
    at cost (a)                           -         -               -              -              -      (219,275)     (219,275)
--------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2001       9,997,455     9,998      50,111,675     11,852,159     (4,471,634)    8,249,684)   49,252,514
--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net income for the year               -         -               -      1,673,112              -             -     1,673,112
    Foreign currency
       translation adjustment             -         -               -              -        851,736             -       851,736
    Minimum pension liability
       adjustment ($7,130,000,
       net of tax benefit of
       $2,781,000, Note 6)                -         -               -              -     (4,349,000)            -    (4,349,000)
--------------------------------------------------------------------------------------------------------------------------------
        Total comprehensive loss                                                                                     (1,824,152)
--------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 2002       9,997,455    $9,998     $50,111,675     13,525,271     (7,968,898)   (8,249,684)   47,428,362

--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income for the year               -         -               -      1,607,921              -             -     1,607,921
    Foreign currency
       translation adjustment             -         -               -              -        855,175             -       855,175
    Minimum pension liability
       adjustment ($3,117,000,
       net of tax expense of
       $1,216,000, Note 6)                -         -               -              -      1,901,000             -     1,901,000
--------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                     4,364,096
--------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2003       9,997,455    $9,998     $50,111,675    $15,133,192    $(5,212,723)  $(8,249,684)  $51,792,458
================================================================================================================================


(a) During the year ended December 31, 2001, Niagara Corporation repurchased 125,300 shares of its
    Common Stock at a cost of $219,275
==================================================================================================================================

                                                             See accompanying notes to the consolidated financial statements.



                                                                                              NIAGARA CORPORATION
                                                                                                 AND SUBSIDIARIES

                                                                            Consolidated Statements of Cash Flows
44                                                                                                        (Note 17)

=====================================================================================================================

 Year ended December 31,                                               2001               2002                2003
---------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                         $  (4,626,519)     $   1,673,112       $   1,607,921
---------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depreciation and amortization                              7,736,862          9,104,131           9,091,107
       Loss (gain) on sale of property and equipment              3,554,270         (3,102,311)           (465,705)
       Provision for doubtful accounts                             (165,084)           379,559              (4,853)
       Deferred income taxes                                       (355,000)         2,088,000             254,000
       Minimum pension liability adjustment                      (2,137,000)        (7,130,000)          3,117,000
       Changes in assets and liabilities:
           Decrease (increase) in accounts receivable             7,555,242          5,447,822          (2,408,353)
           Decrease (increase) in inventories                    16,026,062         (9,740,077)          1,114,445
           (Increase) decrease in other current assets             (724,060)           918,768           1,052,739
           (Increase) decrease in other assets                      (15,000)          (102,495)             45,652
           (Decrease) increase in accounts payable,
             accrued expenses and other noncurrent
             liabilities                                        (11,346,340)         7,954,360          (1,136,354)
---------------------------------------------------------------------------------------------------------------------
              Total adjustments                                  20,129,952          5,817,757          10,659,678
---------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities          15,503,433          7,490,868          12,267,599
---------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Proceeds from sale of property, net                                   -          3,102,311             875,367
    Acquisition of property and equipment                        (3,110,207)        (3,833,096)         (2,981,002)
---------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities              (3,110,207)          (730,785)         (2,105,635)
---------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Financing costs                                                       -                  -             (55,000)
    Proceeds from long-term debt                                          -          3,666,644                   -
    Repayment of long-term debt                                 (12,707,710)        (6,806,021)        (12,372,402)
    Payments to acquire treasury stock                             (219,275)                 -                   -
---------------------------------------------------------------------------------------------------------------------
              Net cash used in financing activities             (12,926,985)        (3,141,377)        (12,427,402)
---------------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash                  (124,686)           250,313             257,013
    equivalents
---------------------------------------------------------------------------------------------------------------------
 Net (decrease) increase in cash and cash equivalents              (658,445)         3,869,020          (2,008,425)
 Cash and cash equivalents, beginning of year                     2,350,515          1,692,070           5,561,090
---------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                       $   1,692,070      $   5,561,090       $   3,552,665
---------------------------------------------------------------------------------------------------------------------
                                                   See accompanying notes to the consolidated financial statements.



                                                             NIAGARA CORPORATION
                                                                AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements

================================================================================


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

                              Niagara's subsidiaries, Niagara LaSalle
                              Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle," and together with Niagara LaSalle, "Niagara US") operate from five locations in the United States. Niagara's subsidiary, Niagara LaSalle (UK) Limited ("Niagara UK"), operates from seven locations in the United Kingdom. Niagara LaSalle and LaSalle are Delaware corporations. Niagara UK is an English company.

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

                              Goodwill and Other Intangible Assets

                              Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired. In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires, among other things, that entities no longer amortize goodwill and other intangible assets having indefinite useful lives, but rather test them, at least annually, for impairment. In accordance with this statement, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when such assets were initially recognized. The Company adopted SFAS No. 142 during the year ended December 31, 2002. Amortization of goodwill was computed using the straight-line method over 30 years in the year ended December 31, 2001. There was no amortization of goodwill in the years ended December 31, 2002 and 2003. See Note 16.

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

                              Deferred financing costs are being amortized over the term of the related debt.

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

                              Stock-Based Compensation

                              The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 provides that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure--an amendment of
                              FASB Statement No. 123," allows entities to continue to apply the provisions of APB
                              No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock compensation as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosures required of SFAS No. 123 for options issued to employees.

                              The Company has also adopted the additional disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure--an amendment of FASB Statement No. 123," which the FASB issued in December 2002. This statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The adoption of this statement did not have an effect on the Company's financial statements.

                              SFAS Nos. 123 and 148 require that the Company provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. There were no stock options granted in 2001, 2002 or 2003.

                              The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

                   Year ended December 31,     2001          2002         2003
                   -------------------------------------------------------------
                   Net income (loss),
                   as reported          $(4,626,519)    $1,673,112   $1,607,921

                   Deduct: Total stock
                   -based compensation
                   expense determined
                   under fair-value
                   based method for
                   all awards, net of
                   related tax effects     (592,109)      (378,121)    (178,546)
                   -------------------------------------------------------------
                   Pro forma
                   net income (loss)    $(5,218,628)    $1,294,991   $1,429,375
                   =============================================================
                   Net income (loss)
                   per share
                   (basic and diluted):
                       As reported            $(.56)        $  .20      $  .20
                       Pro forma              $(.63)        $  .16      $  .17
                   =============================================================

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

                              At December 31, 2003, the Company had an accumulated other comprehensive loss of $5,212,723. This loss was comprised of accumulated minimum pension liability net of tax adjustments of $5,434,000, representing pension plan obligations in excess of pension plan assets, and accumulated foreign currency translation adjustments of $221,277 arising from the changing value of the British pound with respect to the U.S. dollar.

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

                              As a result, the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify such gains and losses. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Such provisions of SFAS No. 145 are required to be applied in fiscal years beginning after May 15, 2002. The adoption of this statement as of January 1, 2003 did not have an effect on the Company's financial statements.

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

                              In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits," which revises employer's disclosures about pension plans and other postretirement benefit plans. SFAS 132 (Revised 2003) retains the disclosure requirements of SFAS 132, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS 132 (Revised
                              2003) are generally effective for financial statements with fiscal years ending after December 31, 2003. Certain additional disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company adopted the required provisions of this revised statement as of December 31, 2003.

                              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," revised in December 2003 ("Interpretation No. 46"), which defines when a business enterprise must consolidate a variable interest entity. Interpretation No. 46 applies in the first fiscal year or interim period beginning after December 15, 2003 to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 and applies immediately to variable interest entities created after January 31, 2003. The Company did not have any variable interest entities as of December 31, 2003.

                              Reclassifications

                              Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to current year presentation.

2.   RESTRUCTURING OF         In the third quarter of 2001, the Company
     UK OPERATIONS            announced a restructuring plan involving the
                              closure of one of its hot rolling facilities in the United Kingdom. Under this plan, Niagara UK closed its Dudley Port hot rolling facility in Tipton and transferred most of its production to its two other hot rolling facilities. In connection therewith, the Company recorded, in the fourth quarter of 2001, a restructuring charge of $5,278,074 (approximately
                              (pound)3,662,000), consisting of equipment write-offs of $3,554,270 (approximately
                              (pound)2,466,000) and redundancy and
                              reorganization costs of $1,723,804
                              (approximately (pound)1,196,000). Such costs include approximately $1,185,000 (approximately
                              (pound)823,000) of severance costs in respect of approximately 100 employees. At December 31,
                              2001, approximately $300,000 (approximately
                              (pound)207,000) of these costs was included in accrued expenses, all of which were expended during 2002.

                              On March 15, 2002, Niagara UK entered into an agreement to sell the leased Dudley Port facility for (pound)3,600,000 ($5,413,572), which Niagara UK had an option to purchase for (pound)1,495,000 ($2,248,136). On September 30,
                              2002, Niagara UK completed the sale. In
                              connection with this transaction, Niagara UK purchased a parcel of land in the fourth quarter of 2002 which it subsequently sold during this period to the purchaser of the property. These sales resulted in a pre-tax gain of (pound)2,063,022 ($3,102,311).

                              On May 30, 2003, Niagara UK entered into an agreement to sell its GB Longmore property in Darlaston. Production at this site had previously been shifted to GB Longmore's Willenhall facility. On September 19, 2003, Niagara UK completed this transaction receiving (pound)925,000 ($1,512,875) for the sale of this leased real property after payment of (pound)413,000 ($675,478) to the landlord under an option to purchase the property. After related costs, the sale of this property resulted in a pre-tax gain of (pound)488,849 ($799,532), which gain was partially offset by (pound)204,109 ($333,827) in losses during the year on the sale of equipment, resulting in a net gain of (pound)284,740 ($465,705).

                              During 2003, Niagara's subsidiaries transferred certain equipment to each other to more effectively meet the market conditions and requirements of their respective operations. These transfers resulted in Niagara UK recognizing intercompany gains of (pound)494,475 ($808,734) for the period. These amounts have been eliminated in the consolidated financial statements.

3.   INVENTORIES              Inventories consisted of the following at
                              December 31, 2002 and 2003:

                              December 31,               2002             2003
                              -------------------------------------------------
                              Raw materials       $14,749,119      $17,562,025
                              Work-in-process       4,071,318        3,795,854
                              Finished goods       36,842,362       35,304,976
                              -------------------------------------------------
                                                  $55,662,799      $56,662,855
                              =================================================

                              At December 31, 2002 and 2003, Niagara UK inventories were $18,412,831 and $21,310,756, respectively, determined using the FIFO method and Niagara US inventories were $37,249,968 and $35,352,099, respectively, determined using the LIFO method, for which current cost did not exceed LIFO in either year.


4.   PROPERTY,                Property, plant and equipment consisted of
     PLANT                    the following at December 31, 2002 and 2003:
     AND
     EQUIPMENT

                December 31,                             2002             2003
                ----------------------------------------------------------------
                Land, buildings and improvements   $26,332,987      $26,438,229
                Leasehold improvements               1,965,696        1,746,157
                Machinery and equipment            103,442,537      106,689,059
                Furniture and fixtures               4,653,403        4,653,320
                ----------------------------------------------------------------
                Total                              136,394,623      139,526,765
                Less accumulated depreciation
                 and amortization                   50,619,348       59,382,918
                ----------------------------------------------------------------
                                                   $85,775,275     $ 80,143,847
                ================================================================




5.   LONG-TERM DEBT                The long-term debt consisted of the
                                   following at December 31, 2002 and 2003:


                                    December 31,                                              2002            2003
                                   ---------------------------------------------------------------------------------
                                     Term note payable - bank, maturing in monthly
                                       installments of principal plus interest
                                       through July 2006. Scheduled monthly
                                       installments of principal are $375,000
                                       through July 1, 2006, with the remaining
                                       balance of principal outstanding of $375,000
                                       due on July 31, 2006. Interest is calculated
                                       at either the LIBOR rate plus 2.85%, or the
                                       bank's prime rate plus 1.00% (effective
                                       rate of 4.05% at December 31, 2003)              $16,500,000     $12,000,000

                                     Secured bank revolving line of credit up to
                                       $35,000,000 due July 31, 2006, limited to
                                       a portion of eligible accounts receivable
                                       and inventories. Interest is payable in
                                       monthly installments at either the LIBOR
                                       rate plus 2.50%, or the bank's prime rate
                                       plus 0.75% (effective rate of 3.87% at
                                       December 31, 2003)                                29,600,000      22,900,000

                                     Term note payable - bank (facilities
                                       agreement), maturing in monthly principal
                                       installments of (pound)90,000 ($160,000)
                                       plus interest from January 2004 through
                                       April 2006, with the remaining principal
                                       balance of (pound)1,348,750 ($2,399,000)
                                       due and payable May 21, 2006. Interest is
                                       calculated at the BBA LIBOR rate plus
                                       0.15%. The note is secured by, among
                                       other things, a letter of credit for the
                                       balance outstanding with a fee of 2.75%
                                       (effective rate of 4.11% at
                                       December 31, 2003)                                 9,119,410       6,881,017

                                     Secured invoice discounting agreement up to
                                      (pound)15,000,000 ($26,670,000) due
                                       July 31, 2005, limited to a portion of the
                                       purchased accounts receivable. Interest
                                       is payable in monthly installments at the
                                       Royal Bank of Scotland base rate plus
                                       2.00% (effective rate of 5.39% at
                                       December 31, 2003)                                15,493,690      19,193,572

                                     Note payable - other, maturing $64,143
                                       annually on January 31, through 2010,
                                       plus interest at 8.5%                                513,143         449,000

                                     Note payable - other, maturing $33,333
                                       annually on April 17, through 2005, plus
                                       interest at 10%                                      100,000          66,667

                                     Capital  lease  obligations  payable in monthly
                                       installments through 2008                                  -         157,590
                                     ---------------------------------------------------------------------------------
                                                                                         71,326,243      61,647,846
                                     Less:  Current maturities of long-term debt          7,509,462       6,544,359
                                     ---------------------------------------------------------------------------------
                                                                                       $ 63,816,781    $ 55,103,487
                                     =================================================================================


                              The obligations of Niagara US under the revolving credit and term loan agreement are guaranteed by Niagara and Niagara UK and secured by substantially all of the assets and a pledge of all outstanding capital stock of Niagara US. This credit agreement carries restrictions on, among other things, indebtedness, liens, capital expenditures, dividends, asset dispositions, cross-defaults and changes in control of Niagara and Niagara US, and requires minimum levels of net worth through maturity. Also included in this agreement are requirements regarding the ratio of current assets to current liabilities, the ratio of net income before interest, taxes, depreciation and amortization, adjusted for, among other things, unusual, extraordinary and non-recurring items ("Adjusted EBITDA") to debt service and capital expenditures and the ratio of senior secured indebtedness to Adjusted EBITDA.

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

                              The obligations of Niagara LaSalle under the note maturing on January 31, 2010 are guaranteed by Niagara.

                              Approximate maturities of long-term debt are as follows:

                               Year ended December 31,
                               -----------------------------------------------
                               2004                              $ 6,544,000
                               2005                               25,751,000
                               2006                               29,040,000
                               2007                                  100,000
                               2008                                   85,000
                               Thereafter                            128,000
                               -----------------------------------------------
                                                                 $61,648,000
                               ===============================================


6.   PENSION PLANS            LaSalle sponsors two contributory defined benefit
     AND OTHER                pension plans which cover certain postretirement
     POSTRETIREMENT           benefits for eligible employees employees of
     BENEFITS                 LaSalle, as well as various hired prior to certain
                              specified dates. Niagara retiree health and welfare programs providing LaSalle, together with Niagara, is also a party to a non- contributory defined benefit pension plan with one of the Company's officers. See Note 13.

                              The following tables provide a reconciliation of the changes in these plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2003, and a statement of the funded status of these plans as of December 31, 2002 and 2003:

                                Pension benefits            Other benefits
                             ------------------------   ------------------------
                                  2002        2003           2002         2003
--------------------------------------------------------------------------------
Reconciliation of benefit
  obligation
Obligation at January 1     $27,216,000   $28,831,000   $6,649,000   $6,469,000
Service cost                    458,000       541,000       43,000       31,000
Interest cost                 1,971,000     1,952,000      471,000      438,000
Actuarial (gain) loss         1,092,000     3,524,000      445,000   (1,692,000)
Benefit payments             (1,906,000)   (1,925,000)  (1,139,000)    (398,000)
--------------------------------------------------------------------------------
Obligation at December 31   $28,831,000   $32,923,000   $6,469,000   $4,848,000
================================================================================


                                Pension benefits            Other benefits
                             ------------------------   ------------------------
                                  2002        2003           2002         2003
--------------------------------------------------------------------------------
Reconciliation of fair
  value of plan assets
Fair value of plan assets
  at January 1              $24,078,000   $22,119,000    $        -   $       -
Actual return on plan
  assets                     (1,893,000)    8,015,000             -           -
Employer contributions        1,840,000     2,200,000     1,139,000     398,000
Benefit payments             (1,906,000)   (1,925,000)   (1,139,000)   (398,000)
--------------------------------------------------------------------------------
Fair value of plan assets
  at December 31            $22,119,000   $30,409,000    $        -   $       -
================================================================================


                               Pension benefits            Other benefits
                            ------------------------   ------------------------
                                 2002        2003           2002         2003
-------------------------------------------------------------------------------
Funded status
Funded status at
  December 31              $(6,712,000) $(2,513,000)   $(6,469,000) $(4,848,000)
Unrecognized prior
 service cost                  318,000      266,000              -            -
Unrecognized (gain)loss     12,007,000    9,487,000      1,721,933      (62,717)
-------------------------------------------------------------------------------
Net amount recognized      $ 5,613,000    7,240,000    $(4,747,067) $(4,910,717)
===============================================================================


The following table provides the amounts recognized in the Company's balance sheets at December 31, 2002 and 2003:


                               Pension benefits            Other benefits
                            -------------------------  -------------------------
                                 2002        2003          2002         2003
--------------------------------------------------------------------------------
Accrued benefit liability   $(6,729,000) $(1,935,000)  $(4,747,067) $(4,910,767)
Intangible asset                318,000      266,000             -            -
Accumulated other
  comprehensive
  loss, pretax               12,024,000    8,909,000             -            -
--------------------------------------------------------------------------------
Net amount recognized       $5,613,000   $ 7,240,000   $(4,747,067) $(4,910,067)
================================================================================


The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets:


                                    -----------------------------------------------------------------------------------
                                             Hourly plan                Salaried plan          Non-contributory plan
                                    -----------------------------------------------------------------------------------
December 31                              2002          2003            2002          2003          2002          2003
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation        $18,833,000   $21,329,000    $8,651,000    $9,402,000    $1,347,000    $2,192,000
Accumulated benefit obligation       18,769,000    21,265,000     8,651,000     9,402,000     1,163,000     1,568,000
Fair value of plan assets            14,781,000    21,011,000     7,338,000     9,399,000             -             -
=======================================================================================================================

LaSalle's plans for postretirement benefits other than pensions have no plan assets. The benefit obligation for such plans was $6,469,000 and $4,848,000 at December 31, 2002 and 2003, respectively.



The following table provides the components of net periodic (benefit) cost for the Company's plans for the years ended December 31, 2001, 2002 and 2003:

                                                   Pension benefits                              Other benefits
                                       -----------------------------------------   ----------------------------------------
                                              2001         2002          2003             2001          2002          2003
 --------------------------------------------------------------------------------------------------------------------------
 Service cost                         $   481,000   $   458,000   $   541,000      $   48,000     $  43,000     $  31,000
 Interest cost                          1,892,000     1,971,000     1,952,000         485,000       471,000       438,000
 Expected return on plan assets        (2,323,000)   (2,553,000)   (2,414,000)              -             -             -
 Amortization of prior service cost        52,000        52,000        52,000               -             -             -
 Amortization of unrecognized loss        110,000       230,000       444,000          67,000        70,000        93,000
 --------------------------------------------------------------------------------------------------------------------------
 Net periodic (benefit) cost          $   212,000   $   158,000   $   575,000      $  600,000     $ 584,000     $ 562,000
 ==========================================================================================================================

The amounts included within other comprehensive income (loss) arising from a change in the additional minimum pension liability were $(1,304,000) (net of tax benefit), $(4,349,000) (net of tax benefit) and $1,901,000 (net of tax expense) for 2001, 2002 and 2003, respectively.

LaSalle provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for such benefits if they reach the normal retirement age while working for LaSalle. LaSalle continues to fund benefit costs on a pay as you go basis.

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                  Pension benefits                           Other benefits
                                      ---------------------------------------    -------------------------------------
                                          2001         2002         2003            2001         2002         2003
----------------------------------------------------------------------------------------------------------------------
Weighted average assumptions
 as of December 31:
   Discount rate used to determine:
     yearly expense                        7.50%        7.50%        7.00%           7.50%        7.50%        7.00%
     year-end liability                    7.50%        7.00%        6.25%           7.50%        7.00%        6.25%
   Expected return on plan assets         10.00%       10.00%        9.00%            N/A           N/A          N/A
   Rate of compensation increase:
       hourly plan                         3.00%        3.00%        3.00%            N/A           N/A          N/A
       salaried plan                        N/A        N/A          N/A               N/A           N/A          N/A
       non-contributory plan               3.00%        3.00%        3.00%            N/A           N/A          N/A
======================================================================================================================

                              Because of changes effected during 1998 to health care benefits under LaSalle's postretirement benefit plans, a zero percent health care cost trend rate has been assumed since then.

                              The Company bases its expected long-term rate of return on plan assets on a weighted average of the expected returns for the major asset classes in which it invests. Asset class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, and other economic factors. The weighted-average expected return on plan assets used in the calculation of 2004 net periodic benefit cost was 8.50%.

                              The following table provides the Company's weighted-average asset allocations at December 31, 2002 and 2003, by asset category, for LaSalle's two contributory defined benefit pension plans:

                              December 31,                   2002         2003
                               -------------------------------------------------
                              Common equity securitie          70%          69%
                              Fixed income securities          21%          17%
                              Cash & money market funds         9%          14%
                              -------------------------------------------------
                                                              100%         100%
                              =================================================

                              The Company utilizes two investment managers to manage the assets of LaSalle's two contributory defined benefit pension plans. The Company has allocated approximately 50% of the plan assets to each of these investment managers, one of which concentrates on investments in U.S. equity securities, and the other in fixed income, U.S. equity and international equity mutual funds. The Company and these investment managers seek to structure such investments to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over the expected life of such obligations. The Company uses benefit payments and sponsor contributions as the primary rebalancing mechanisms to maintain the allocation of plan assets between the two investment managers. The Company also periodically conducts reviews with its investment managers regarding the asset allocation of each, in order to address expectations regarding future returns, the funded position of the plans, and market risks. No plan assets are invested in Niagara stock.

                              LaSalle expects to contribute approximately
                              $1,800,000 and $450,000 to its hourly pension plan and other post-retirement benefit plan, respectively, during 2004. No amounts are expected to be contributed to the salaried pension plan for 2004.

                              Niagara LaSalle maintains a contributory salary deferral retirement plan (401(k)) for all employees of Niagara and Niagara US other than those subject to a collective bargaining agreement (the "Niagara LaSalle 401(k) Plan"). Under the terms of this plan, participants may elect to defer up to 15% of their earnings. This plan provides for a 100% match for the first 3% of employee contributions and a 50% match for the next 2% of employee contributions, and an additional employer contribution equal to 2% of earnings. Niagara LaSalle also maintains a contributory salary deferral retirement plan (401(k)) for all employees of LaSalle who are subject to a collective bargaining agreement (the "LaSalle 401(k) Plan"). The LaSalle 401(k) Plan provides for a 25% match of the first 5% of employee contributions for all participants other than employees at the Company's Hammond, Indiana facility hired after May 18, 1998 for whom the plan provides for the same employer match and additional contribution provisions as the Niagara LaSalle 401(k) Plan. All contributions under these plans are subject to the limitations of Section 401 of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974, as amended. The funds are invested as directed by the individual participants. Total expense related to these plans was approximately $726,000, $727,000, and $798,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

                              Niagara UK has a defined contribution group personal pension arrangement for all of its employees. Under the terms of Niagara UK's plan, participants may elect to contribute prescribed percentages of their earnings based upon their age, position and whether they were members of the predecessor operator's pension plan. Niagara UK's contributions to participants' accounts under this plan are based upon the same factors. All contributions are subject to the requirements of the U.K. Inland Revenue and related pension laws. The funds are invested as directed by the individual participants. For the years ended December 31, 2001, 2002 and 2003, expenses in respect of this plan totaled approximately (pound)618,000 ($890,000),
                              (pound)532,000 ($800,000) and (pound)527,000
                              ($862,000), respectively.


7.   PREFERRED STOCK          Niagara is authorized to issue 500,000 shares
                              of Preferred Stock, par value $.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by its Board of Directors.


8.  LEASE COMMITMENTS         Niagara leases office space under an operating
                              lease expiring in December 2007. Niagara US leases equipment and one operating facility under operating leases expiring through 2011. Niagara UK leases equipment, seven operating facilities and four sales offices under operating leases expiring through 2009. At December 31, 2003, future minimum payments under operating leases were approximately as follows:

                              --------------------------------------------------
                              2004                                  $  3,005,000
                              2005                                     3,160,000
                              2006                                     3,223,000
                              2007                                     3,029,000
                              2008                                     2,718,000
                              Thereafter                               2,838,000
                              --------------------------------------------------
                              Total minimum lease payments          $ 17,973,000
                              ==================================================

                              Rent expense under operating leases was
                              approximately $2,412,000, $2,960,000 and
                              $3,076,000 for the years ended December 31, 2001, 2002 and 2003, respectively.


9.  STOCK OPTION PLAN         The Company has a stock option plan which provides
                              that the Compensation Committee of Niagara's Board of Directors may grant options to the Company's officers, directors, employees and independent contractors for up to 2,500,000 shares of Niagara
                              Common Stock.

                              The Company applies APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for this plan. Under APB 25, no compensation cost was recognized because the exercise price of Niagara's employee stock options was equal to or greater than the market price of the underlying stock on the date of grant. There were no stock options granted in 2001, 2002 or 2003.



A summary of the status of the Company's stock option plan at December 31, 2001, 2002 and 2003, and changes during the years ending on those dates, is presented below:


                                       December 31, 2001              December 31, 2002              December 31, 2003
                                   ---------------------------    ---------------------------    --------------------------
                                                   Weighted                       Weighted                       Weighted
                                                   average                        average                        average
                                                   exercise                       exercise                       exercise
                                      Shares        price            Shares        price            Shares        price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      2,330,000     $5.70            2,330,000     $5.70            2,310,000     $5.70
Forfeited or cancelled                        -         -               20,000      5.63              450,000      5.69
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            2,330,000     $5.70            2,310,000     $5.70            1,860,000     $5.70
 --------------------------------------------------------------------------------------------------------------------------

0ptions exercisable at year-end       1,656,000     $5.66            1,882,000     $5.68            1,662,000     $5.69
===========================================================================================================================



The following table summarizes information about stock options outstanding at December 31, 2003.


                           Options outstanding                   Options exercisable
                 ----------------------------------------    ----------------------------
                                  Weighted
                                  average      Weighted                        Weighted
                    Number       remaining     average           Number        average
  Range of        outstanding    contractual   exercise        exercisable     exercise
exercise prices   at 12/31/03       life       price          at 12/31/03      price
-----------------------------------------------------------------------------------------
  $5.50-$5.88      1,860,000      3.90 years     $5.70        1,662,000         $5.69
-----------------------------------------------------------------------------------------


10.  INCOME TAXES             The provision (benefit) for federal and state
                              income taxes was comprised of the following:

                              Year ended December 31,               2001           2002           2003
                              ---------------------------------------------------------------------------
                              Current:
                                 Federal                     $  (745,000)    $  509,000    $   957,000
                                 State                                 -         49,000         14,000
                              ---------------------------------------------------------------------------
                                                                (745,000)       558,000        971,000
                              ---------------------------------------------------------------------------
                              Deferred:
                                 Federal                         593,000      1,097,000        212,000
                                 State                            14,000        325,000         42,000
                                 Foreign (UK)                   (962,000)       666,000              -
                              ---------------------------------------------------------------------------
                                                                (355,000)     2,088,000        254,000
                              ---------------------------------------------------------------------------
                              Total income tax provision
                                 (benefit)                   $(1,100,000)    $2,646,000     $1,225,000
                              ---------------------------------------------------------------------------


    At December 31, 2002 and 2003, deferred tax assets (liabilities) consisted of the following:


    December 31,                                         2002             2003
    ---------------------------------------------------------------------------
    Federal and state regular tax net            $    893,000     $    418,000
      operating loss carryforwards
    Accrued minimum pension liability               4,689,000        3,473,000
    Federal alternative minimum tax credit
      carryforwards                                 3,462,000        3,450,000
    Accrued expenses deductible when paid             937,000        1,165,000
    New York State investment tax credits             767,000          716,000
    Allowance for doubtful accounts                   397,000          399,000
    Inventories                                       618,000          748,000
    Foreign, book depreciation greater than
      tax depreciation and basis
      differences on UK property, plant and
      equipment                                     1,297,000        1,357,000
    Other                                               3,000                -
    ---------------------------------------------------------------------------
    Gross deferred tax assets                      13,063,000       11,726,000
    Valuation allowance for deferred tax
      assets                                       (2,064,000)      (2,073,000)
    ---------------------------------------------------------------------------
    Net deferred tax assets                        10,999,000        9,653,000
    ---------------------------------------------------------------------------
    Tax depreciation greater than book
      depreciation on US  property, plant
      and equipment                               (15,771,000)     (15,608,000)
    Pension and postretirement benefit
      obligations                                  (2,629,000)      (3,124,000)
    Other                                            (248,000)               -
    ---------------------------------------------------------------------------
    Gross deferred tax liabilities                (18,648,000)     (18,732,000)
    ---------------------------------------------------------------------------
    Net deferred tax liabilities               $   (7,649,000)  $   (9,079,000)
    ---------------------------------------------------------------------------


                              Deferred taxes are included in the accompanying balance sheets as follows:

                              December 31,                                      2002              2003
                              -------------------------------------------------------------------------
                              Current asset for deferred income taxes   $  1,953,000     $   2,138,000
                              Noncurrent liability for deferred
                                income taxes                              (9,602,000)      (11,217,000)
                              -------------------------------------------------------------------------
                              Net deferred tax liabilities              $ (7,649,000)    $  (9,079,000)
                              -------------------------------------------------------------------------

                              At December 31, 2003, the Company had available federal alternative minimum tax credit carryforwards of approximately $3,450,000 which do not expire and can be used to offset future years' regular tax to the extent it exceeds alternative minimum tax.

                              At December 31, 2003, the Company had available net operating loss carryforwards for state income tax purposes of approximately $7,800,000 expiring through 2021.

                              At December 31, 2003, Niagara LaSalle had New York state investment tax credit carryforwards of approximately $716,000, which may be available to offset certain future state income taxes. These credits expire through 2018.

                              At December 31, 2003, the Company had a
                              valuation allowance for deferred tax assets of $2,073,000 comprised of (i) its New York state investment tax credit carryforwards of approximately $716,000 and (ii) $1,357,000 relating to basis differences on its UK
                              property, plant and equipment. The Company has recorded the valuation allowance to offset the related deferred tax assets.

                              A reconciliation of the statutory federal income tax rate and effective rate as a percentage of pre-tax income (loss) was as follows:

                                                    2001                  2002                    2003
                                             -------------------   -------------------    ---------------------
                                               Amount        %         Amount      %         Amount      %
                              ---------------------------------------------------------------------------------
                              Tax
                              (benefit) at
                              statutory
                              rate          $(1,947,000)   (34.0)%   $1,468,000  34.0%      $963,000   34.0%

                              State income
                              taxes net of
                              federal
                              income tax
                              benefit           (11,000)     (.2)       244,000   5.7        192,000    6.8

                              Effect of
                              foreign (UK)
                              operations         232,000     4.1        246,000   5.7         53,000    1.8

                              Valuation
                              allowance          720,000    12.5        666,000  15.4              -      -

                              Other             (94,000)    (1.6)        22,000    .5         17,000     .6
                              ---------------------------------------------------------------------------------
                              Effective
                              tax rate      $(1,100,000)   (19.2)%   $2,646,000  61.3%    $1,225,000   43.2%
                              =================================================================================

                              Income (loss) before income taxes for Niagara US was $(359,884), $5,083,340 and $5,105,015, and
                              for Niagara UK was (pound)(3,726,113) or $(5,366,635), (pound)(507,605) or $(764,228), and
                              (pound)(641,659) or $(1,049,459), for the years
                              ended 2001, 2002 and 2003, respectively.


11. MAJOR CUSTOMERS           Niagara US sales to three customers in 2001 were
                              approximately 27%, 14% and 9% of its total sales.
                              At December 31, 2001, accounts receivable from these major customers represented approximately
                              52% of its aggregate accounts receivable.

                              Niagara US sales to three customers in 2002 were approximately 26%, 14% and 10% of its total sales. At December 31, 2002, accounts receivable from these major customers represented approximately 40% of its aggregate accounts receivable.

                              Niagara US sales to three customers in 2003 were approximately 27%, 13% and 9% of its total sales. At December 31, 2003, accounts receivable from these major customers represented approximately 40% of its aggregate accounts receivable.

                              None of Niagara UK's customers exceeded 5% of its total sales for the years 2001, 2002 or 2003.


12.  Major Suppliers          Niagara US had one supplier from which purchases
                              were approximately 32%, 17% and 11% of its total purchases in 2001, 2002 and 2003, respectively.

                              Niagara UK had one supplier from which purchases were approximately 32%, 29% and 38% of its total purchases for the years 2001, 2002 and 2003, respectively.


13.  COMMITMENTS AND          Commitments
     CONTINGENCIES
                              Niagara and Niagara LaSalle are parties to an employment agreement with one of the Company's officers. The contract, which expires in January
                              2007 (subject to extension), provides for a minimum salary level, incentive compensation and supplemental retirement benefits based on years of service and compensation (see Note 6). The aggregate commitment under this contract for future minimum salaries at December 31, 2003, excluding bonuses, was $1,920,000.

                              At December 31, 2003, Niagara UK was a party to employment agreements with 11 of its executives. These agreements provide for a notice period, generally one year, prior to termination of the executive's employment with Niagara UK. If Niagara UK terminates the executive's employment prior to the expiration of such notice period, the agreement provides that the executive will receive the compensation that would have been paid for the remainder of the period.

                              Contingencies

                              Niagara US and Niagara UK are subject to extensive environmental laws and regulations concerning, among other matters, water and air emissions and waste disposal. Under such laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, Niagara US and Niagara UK may be responsible for parts of the costs required to remove or remediate previously disposed wastes or hazardous substances at the locations they own or operate or at the locations which they arranged for disposal of such materials. Claims for such costs have been made against LaSalle with respect to six third-party sites. The costs expended through December 31, 2003 have been largely covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                              Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. In connection with these programs, Niagara US has provided certain insurance carriers with irrevocable standby letters of credit totaling $1,695,000 as of December 31, 2003. It is the policy of the Company to retain a portion of certain expected losses. These relate primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.


14. EARNINGS(LOSS)            The following table sets forth the calculation of
    PER SHARE                 weighted average common shares outstanding for
                              the calculation of basic and diluted earnings
                              (loss) per share:

                              Year ended December 31,                  2001          2002          2003
                              ---------------------------------------------------------------------------
                              Weighted average shares (for
                                basic earnings per share)         8,329,145     8,238,517     8,238,517
                              Effect of dilutive securities:
                                Stock options                             -             -             -
                              ---------------------------------------------------------------------------
                              Adjusted weighted average
                                shares (for diluted earnings
                                per share)                        8,329,145     8,238,517     8,238,517
                              ===========================================================================

                              Options to purchase 2,330,000, 2,310,000 and 1,860,000 shares of Niagara common stock at exercise prices ranging from $5.50 to $5.88 per share were outstanding at December 31, 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were antidilutive. These options expire through 2010.


15.  FAIR VALUE OF            The following methods and assumptions were used
     FINANCIAL                to estimate the fair value of each class of
     INSTRUMENTS              financial instruments for which it is practicable
                              to estimate that value.

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


16.  GOODWILL AND OTHER       Effective January 1, 2002, in accordance with
     INTANGIBLE ASSETS        SFAS No. 142, the Company changed its method of
                              accounting for goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. As required by SFAS
                              No. 142, the Company completed its impairment tests on its $1,904,499 of recorded goodwill, and no impairment charge was deemed necessary. The effect of the adoption of SFAS No. 142 on the reported net income and net income (loss) per share of the Company for the years ended December
                              31, 2001, 2002 and 2003 is as follows:

                              Year ended December 31,                 2001              2002            2003
                              --------------------------------------------------------------------------------
                              Reported net income (loss)       $(4,626,519)       $1,673,112       $1,607,921
                              Addback:
                                Goodwill amortization               79,080                 -                -
                              --------------------------------------------------------------------------------
                              Adjusted net income (loss)       $(4,547,439)       $1,673,112       $1,607,921
                              ================================================================================
                              Net income (loss) per share -
                               basic and diluted:                  $  (.56)         $    .20          $   .20
                                   As reported
                                   Addback:
                                    Goodwill amortization              .01                 -                -
                              ---------------------------------------------------- ---------------------------
                                   Adjusted net income (loss)
                                     per share - basic
                                     and diluted                   $  (.55)         $    .20          $   .20
                              ================================================================================

                              In accordance with SFAS No. 142, other intangible assets that have finite useful lives will continue to be amortized over such useful lives. At December 31, 2001 and 2002, the Company had other identifiable intangible assets recorded at a cost of $797,574, which are being amortized on a straight-line basis over approximately 10 years. Accumulated amortization was $566,943 and $643,815 as of December 31, 2002 and 2003,
                              respectively. The related amortization expense, which is included in cost of products sold, was $76,872 for each of the years ended December 31, 2001, 2002 and 2003, and is estimated to be approximately $77,000 for each of the years ended December 31, 2004 and 2005, and $-0- thereafter.


17. SUPPLEMENTAL CASH         Interest paid during the years ended December 31,
    FLOW INFORMATION          2001, 2002 and 2003 was approximately $5,270,000,
                              $3,839,000 and $2,986,000, respectively.

                              Income tax payments made during the years ended December 31, 2001, 2002 and 2003 were approximately $31,000, $755,000 and $933,000,
                              respectively. During the years ended December 31, 2001, 2002 and 2003, the Company received income tax refunds of approximately $215,000, $1,463,000, and $125,000 respectively.

                              Property acquired by capital lease for the year ended December 31, 2003 was $128,367.


18. SEGMENTS AND              The Company operates in two reportable segments:
    RELATED                   (i) Niagara US which has operations in the United
    INFORMATION               States and (ii) Niagara UK which has operations
                              in the United Kingdom. Management operates these segments as separate strategic business units and measures their performance based on Adjusted
                              EBITDA. Management believes that Adjusted EBITDA provides the best measurement of segment performance and management regularly calculates
                              Adjusted EBITDA in order to determine compliance with financial covenants in the Company's credit facilities.

                              Niagara UK uses British pounds sterling as its functional currency and its accounts are translated to United States dollars in conformity with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary have been translated at the exchange rates in effect on the balance sheet dates, and the related revenues and expenses have been translated at average rates for the periods.

                              Niagara US sells its products primarily to customers in the United States.

                              Approximately 68% of Niagara UK's sales to unaffiliated customers during 2003 were within the United Kingdom, with 20% to continental Europe and 12% to the rest of the world. These amounts were 67%, 17% and 16% and 65%, 19% and 16%, respectively, for 2002 and 2001. Niagara UK's sales to any one foreign country, other than the United States, for these periods represented less than 5% of its total sales.


The following tables set forth certain performance and other information by reportable segment:


At and for the year ended December 31, 2001

                                                                                    Corporate/
                                              Niagara US        Niagara UK         Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
Net sales                                   $165,097,414       $110,667,835        $ (7,128,719)      $268,636,530

Intersegment sales                                     -          7,128,719          (7,128,719)                 -

Net sales to unaffiliated customers          165,097,414        103,539,116                   -        268,636,530

Segment profit (loss) (Adjusted EBITDA)       11,352,298          3,264,838          (1,851,761)        12,765,375

Depreciation and amortization                  7,442,515            163,732              78,615          7,684,862

Interest expense                               3,260,602          2,111,754                   -          5,372,356

Net loss                                        (131,901)        (4,454,668)            (39,950)        (4,626,519)

Accounts receivable, net                      13,992,110         23,852,499                   -         37,844,609

Long-lived assets                             78,641,104         11,400,081             734,155         90,775,340

Goodwill                                       1,904,499                  -                   -          1,904,499

Segment assets                               126,347,255         54,474,904           1,056,771        181,878,930

Acquisition of property and equipment          2,189,618            883,523              37,066          3,110,207
====================================================================================================================




At and for the year ended December 31, 2002

                                                                                   Corporate/
                                             Niagara US          Niagara UK        Eliminations        Consolidated
---------------------------------------------------------------------------------------------------------------------------
Net sales                                    $176,876,327      $91,930,621      $ (7,932,387)       $260,874,561

Intersegment sales                                      -        7,932,387        (7,932,387)                  -

Net sales to unaffiliated customers           176,876,327       83,998,234                 -         260,874,561

Segment profit (loss) (Adjusted EBITDA)        15,859,688         (127,199)       (1,542,577)         14,189,912

     Note: Segment (loss) (Adjusted EBITDA) for Niagara UK does not include $3,102,311 gain on sale of property. See Note 2.

Depreciation and amortization                   7,301,591        1,712,794            89,746           9,104,131

Interest expense                                2,003,612        1,542,611                 -           3,546,223

Net income (loss)                               3,275,663       (1,430,228)         (172,323)          1,673,112

Accounts receivable, net                       11,851,973       22,431,116                 -          34,283,089

Long-lived assets                              75,215,777       10,842,535           624,045          86,685,357

Goodwill                                        1,904,499                -                 -           1,904,499

Segment assets                                133,038,969       55,702,144           455,036         189,196,149

Acquisition of property and equipment           3,773,767           76,695           (17,366)          3,833,096
==========================================================================================================================




At and for the year ended December 31, 2003

                                                                                       Corporate/
                                               Niagara US          Niagara UK          Eliminations        Consolidated
--------------------------------------------------------------------------------------------------------------------------
Net sales                                     $195,249,151         $110,944,442        $ (10,900,874)       $295,292,719

Intersegment sales                                       -           10,900,874          (10,900,874)                  -

Net sales to unaffiliated customers            195,249,151          100,043,568                    -         295,292,719

Segment profit (loss) (Adjusted EBITDA)         14,989,821              907,154           (1,684,931)         14,212,044

Depreciation and amortization                    7,246,592            1,766,334               78,181           9,091,107

Interest expense                                 1,620,705            1,464,718                    -           3,085,423

Net income (loss)                                3,140,015             (745,249)            (786,845)          1,607,921

Accounts receivable, net                        15,017,526           24,047,099                    -          39,064,625

Long-lived assets                               71,166,295            9,922,251             (346,308)         80,742,238

Goodwill                                         1,904,499                    -                    -           1,904,499

Segment assets                                 128,419,846           58,690,500             (780,530)        186,329,816

Acquisition of property and equipment            3,041,469            1,112,167           (1,172,634)          2,981,002
==========================================================================================================================




The following table provides a reconciliation of the Company's segment profit (loss) (Adjusted EBITDA) for the years ended December 31, 2001, 2002, and 2003, to the respective net income (loss) attributable to each reportable segment for such years:



                                                  2001                              2002                        2003
                                        ----------------------------    ----------------------------  ---------------------------
                                        Niagara US       Niagara UK      Niagara US    Niagara UK     Niagara US     Niagara UK
---------------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)
(Adjusted EBITDA)                       $11,352,298     $ 3,264,838     $15,859,688    $  (127,199)   $14,989,821     $ 907,154

Depreciation and amortization            (7,442,515)       (163,732)     (7,301,591)    (1,712,794)    (7,246,592)   (1,766,334)

Gain on sale of property                          -               -               -      3,102,311              -       465,705

Intercompany gain on sale of property             -               -               -              -              -       808,734

Restructuring costs                               -      (5,278,074)              -              -              -             -

Interest expense                         (3,260,602)     (2,111,754)     (2,003,612)    (1,542,611)    (1,620,705)   (1,464,718)

Intercompany interest income(expense)       405,368        (405,368)        211,469       (211,469)             -             -

Other income                                186,550               -          57,709              -        332,491             -

Provision for doubtful accounts            (103,000)       (244,185)       (108,000)      (271,466)             -             -

Management fees                          (1,350,000)       (432,393)     (1,350,000)             -     (1,350,000)            -

Intercompany profit elimination                   -         (82,000)              -              -              -             -

(Provision) benefit for income taxes         80,000         998,000      (2,090,000)      (667,000)    (1,965,000)      304,210
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $  (131,901)    $(4,454,668)    $ 3,275,663    $(1,430,228)   $  3,140,015    $(745,249)
================================================================================================================================




19.  QUARTERLY FINANCIAL             The following presents certain unaudited quarterly financial information:
     INFORMATION (Unaudited)

                                                                                   Quarters ended during 2002
                                                        ------------------------------------------------------------------------
                                                           March 31           June 30          September 30       December 31
           ---------------------------------------------------------------------------------------------------------------------
           Net sales                                       $62,971,239       $66,601,860        $67,650,129        $63,651,333
           Gross profit                                      6,829,548         8,055,883          6,870,621          8,832,210
           Operating income (loss) (a)                         725,328         1,749,835          3,158,558          1,978,428
           Net income (loss) (a)                              (188,688)          113,485          1,391,255            357,060
           Net income (loss) per share
              (basic and diluted) (a)                            $(.02)             $.01              $.17                $.04
           ----------------------------------------------------------------------------------------------------------------------
           (a)  Results for the quarters ended September 30, 2002 and December 31, 2002 include gains on sale of property of $2,906,834 and $195,477, respectively. See Note 2.
           ======================================================================================================================



                                                                              Quarters ended during 2003
                                                        -------------------------------------------------------------------------
                                                            March 31           June 30         September 30       December 31
           ----------------------------------------------------------------------------------------------------------------------
           Net sales                                      $79,748,415        $73,002,583        $69,786,319       $72,755,402
           Gross profit                                     9,563,179          8,299,075          7,532,696         6,820,105
           Operating income (loss) (b)                      2,743,222          1,720,414          1,465,526          (343,310)
           Net income (loss) (b)                            1,424,084            568,193            566,891          (951,247)
           Net income (loss) per share
              (basic and diluted) (b)                            $.17               $.07              $.07              $(.12)
           ----------------------------------------------------------------------------------------------------------------------
           (b)  Results for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 include (loss) gain on sale of property of $(114,835), $565,092 and $15,448, respectively. See Note 2.
           ======================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            As disclosed in Niagara's Form 8-K, dated April 10, 2003, the Audit Committee of Niagara's Board of Directors engaged Deloitte & Touche LLP on April 10, 2003 as the Company's principal accountants to audit the Company's financial statements for 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by Item 10 will be contained in, and is incorporated herein by reference from, the section entitled "Election of Directors" of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC (the "Proxy Statement"), or will be filed by amendment to this Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 will be contained in, and is incorporated herein by reference from, the section entitled "Principal Accountant Fees and Services" of the Proxy Statement, or will be filed by amendment to this Form 10-K.


                                   PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

       (a)    List of documents filed as a part of this Report:

              1. Financial Statements.

                 Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 20.

              2. Financial Statement Schedules:

                 Schedules I and II are filed as part of this Report on Form 10-K beginning on page S-1 hereof.

              3.  Exhibits

                  See Item 15(c) below for a list of the exhibits filed as a part of or incorporated by reference into this report.

       (b)    Reports on Form 8-K.

              During the quarter ended December 31, 2003, Niagara filed two Current Reports on Form 8-K. The first report, dated November 14, 2003, related to the announcement of the Company's results of operations for the three and nine months ended September 30, 2003. The second report, dated December 18, 2003, related to the announcement that Niagara UK was engaged in discussions with an affiliate of The Reserve Group for the sale of Niagara UK's hot rolled division and Wesson Bright Products businesses. (As disclosed in Niagara's Form 8-K, dated January 14, 2004, such discussions ended without the parties reaching agreement.)

       (c)    Exhibits

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

         4.11(10) Ninth Amendment to the Credit Agreement, effective as of June 28, 2001.

         4.12(11) Tenth Amendment to the Credit Agreement, effective as of December 31, 2001.

         4.13(12) Eleventh Amendment to the Credit Agreement, effective as of March 31, 2002.

         4.14(13) Twelfth Amendment to the Credit Agreement, effective as of September 1, 2002.

         4.15(26) Thirteenth Amendment to the Credit Agreement, effective as of September 1, 2003.

         4.16(7) Bank Facilities Agreement, dated May 21, 1999, between National Westminster Bank Plc and Niagara LaSalle (UK) Limited (the "Facilities Agreement").

         4.17(14)   Amendment to the Facilities Agreement, effective June 30,
                    2000.

         4.18(10) Second Amendment to the Facilities Agreement, effective June 30, 2001.

         4.19(11) Third Amendment to the Facilities Agreement, effective December 31, 2001.

         4.20(12) Fourth Amendment to the Facilities Agreement, effective March 31, 2002.

         4.21(25) Fifth Amendment to the Facilities Agreement, dated August 8, 2003.

         4.22 Sixth Amendment to the Facilities Agreement, effective December 31, 2003.

         4.23(7) Intercreditor Agreement, dated May 21, 1999, between National Westminster Bank Plc, Niagara Corporation and Niagara LaSalle (UK) Limited.

         4.24(15) Invoice Discounting Agreement, dated August 23, 1999, between Niagara LaSalle (UK) Limited and Lombard Natwest Discounting Limited (the "Discount Agreement").

         4.25(14)   Amendment to the Discount Agreement, effective June 30,
                    2000.

         4.26(10) Second Amendment to the Discount Agreement, effective June 30, 2001.

         4.27(11) Third Amendment to the Discount Agreement, effective December 31, 2001.

         4.28(12) Fourth Amendment to the Discount Agreement, effective March 31, 2002.

         4.29(13) Fifth Amendment to the Discount Agreement, effective August 23, 2002.

         4.30(25) Sixth Amendment to the Discount Agreement, dated August 11, 2003.

         4.31 Seventh Amendment to the Discount Agreement, effective December 31, 2003.

         4.32(15) Intercreditor Agreement, dated August 23, 1999, between Lombard Natwest Discounting Limited, Niagara Corporation and Niagara LaSalle (UK) Limited.

         4.33(15) Deed of Priority, dated August 23, 1999, between Lombard Natwest Discounting Limited, National Westminster Bank Plc, Manufacturers and Traders Trust Company, Niagara LaSalle
                    (UK) Limited and Niagara Corporation.

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

         10.12(8)   Form of Niagara LaSalle (UK) Limited Lease.

         10.13(8)   Form of Niagara LaSalle (UK) Limited Side Deed.

         10.14(8)   Form of Niagara LaSalle (UK) Limited Option Agreement.

         10.15(8)   Form of Niagara LaSalle (UK) Limited Lease Renewal Deed.

         10.16(11)  Agreement, dated March 15, 2002, between Niagara (UK)
                    Limited and George Wimpey Midland Limited.

         10.17(24)  Agreement dated May 30, 2003 between Niagara LaSalle (UK)
                    Limited and Thamesway Properties Limited relating to the sale of real property in Darlaston, Wednesbury.

         10.18(13)  Form of Niagara Corporation Guaranty to Niagara LaSalle
                    (UK) Limited supplier.

         16(23) Letter from BDO Seidman, LLP to the Securities and Exchange Commission dated April 7, 2003

         21(22)     Subsidiaries of the Registrant.

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

       (22) Incorporated by reference to exhibit 21 filed with the Registrant's Report on Form 10-K for the year ended December 31, 2002.

       (23) Incorporated by reference to exhibit 16.1 filed with the Registrant's Report on Form 8-K, dated April 10, 2003.

       (24) Incorporated by reference to exhibit 10.1 filed with the Registrant's Report on Form 8-K, dated June 13, 2003.

       (25) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003.

       (26) Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NIAGARA CORPORATION


                                     By:  /s/  Michael Scharf
                                          -------------------------------------
                                          Michael Scharf
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Dated: March 29, 2004



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Scharf               Chairman of the Board,           March 29, 2004
------------------------         President and Chief
    Michael Scharf               Executive Officer


/s/ Anthony J. Verkruyse         Vice President, Treasurer        March 29, 2004
------------------------         and Chief Financial Officer
    Anthony J. Verkruyse


/s/ Gilbert D. Scharf            Secretary and Director           March 29, 2004
------------------------
    Gilbert D. Scharf


 /s/ Frank Archer                Director                         March 29, 2004
------------------------
     Frank Archer


 /s/ Gerald L. Cohn              Director                         March 29, 2004
------------------------
     Gerald L. Cohn


 /s/ Andrew R. Heyer             Director                         March 29, 2004
------------------------
     Andrew R. Heyer


 /s/ Douglas T. Tansill          Director                         March 29, 2004
------------------------
     Douglas T. Tansill

                              NIAGARA CORPORATION
                                AND SUBSIDIARIES










                                                  Financial Statement Schedules
                                                            Form 10-K - Item 15
                                       Years Ended December 2001, 2002 and 2003

                              NIAGARA CORPORATION
                                AND SUBSIDIARIES








_______________________________________________________________________________
===============================================================================
                                                  Financial Statement Schedules
                                                            Form 10-K - Item 15
                                   Years Ended December 31, 2001, 2002 and 2003

                                                          NIAGARA CORPORATION
                                                             AND SUBSIDIARIES



                                                                   Index

===============================================================================



        REPORTS OF INDEPENDENT AUDITORS                              S-3

        FINANCIAL STATEMENT SCHEDULE I:
           Condensed Financial Information of Registrant:
              Balance Sheets                                         S-5
              Statements of Operations                               S-6
              Statements of Stockholders' Equity                     S-7
              Statements of Cash Flows                               S-8
              Notes to Condensed Financial Statements                S-9

        FINANCIAL STATEMENT SCHEDULE II:
           Valuation and Qualifying Accounts                         S-11








        All other schedules have been omitted because they are inapplicable or not required or the information is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



Niagara Corporation
New York, New York

We have audited the consolidated financial statements of Niagara Corporation and its subsidiaries (together, the "Company") as of December 31, 2003 and for the year then ended, and have issued our report thereon dated March 26, 2004; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of Niagara Corporation and subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2003 financial statement schedules, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey

March 26, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Niagara Corporation
New York, New York

The audit referred to in our report dated February 4, 2003 relating to the consolidated financial statements of Niagara Corporation and its subsidiaries (together, the "Company"), which is contained in Item 8 of Form 10-K, include the audits of the financial statement schedules for the two years ended December 31, 2002 listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules for the two years ended December 31, 2002 present fairly, in all material respects, the information set forth therein.





/s/ BDO Seidman, LLP
BDO Seidman, LLP


New York, New York

February 4, 2003

                                                                                        NIAGARA CORPORATION
                                                                                           AND SUBSIDIARIES
                                                                                                 SCHEDULE I

                                                              Condensed Financial Information of Registrant
                                                                                             Balance Sheets
===========================================================================================================


 December 31,                                                                 2002                   2003
 ----------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash and cash equivalents                                       $       16,008          $       1,686
    Other current assets                                                     5,965                  8,647
 ----------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                               21,973                 10,333
 PROPERTY AND EQUIPMENT, NET                                               372,833                297,303
 INVESTMENT IN AND NET ADVANCES TO SUBSIDIARIES                         56,879,972             61,537,182
 DEFERRED INCOME TAXES                                                     399,000                428,000
 OTHER ASSETS, NET                                                          59,760                 41,833
 ----------------------------------------------------------------------------------------------------------
                                                                       $57,733,538            $62,314,651
 ===========================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accrued expenses                                                 $      96,967         $      180,941
    Advances from subsidiary                                            10,208,209             10,341,252
 ----------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                              10,305,176             10,522,193
 ----------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (SEE NOTES 8,
    9 AND 13 TO THE CONSOLIDATED FINANCIAL STATEMENTS)
 STOCKHOLDERS' EQUITY (SEE NOTES 6, 7 AND 9 TO THE
    CONSOLIDATED FINANCIAL STATEMENTS):
       Preferred stock, $.001 par value - 500,000
         shares authorized, none outstanding                                     -                      -
       Common stock, $.001 par value - 15,000,000
          shares authorized, 9,997,455 issued                                9,998                  9,998
       Additional paid-in capital                                       50,111,675             50,111,675
       Retained earnings                                                13,525,271             15,133,192
       Accumulated other comprehensive loss                             (7,968,898)            (5,212,723)
 -----------------------------------------------------------------------------------------------------------
                                                                        55,678,046             60,042,142
       Treasury stock, at cost, 1,758,938 shares                        (8,249,684)            (8,249,684)
 -----------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                  47,428,362             51,792,458
 -----------------------------------------------------------------------------------------------------------
                                                                       $57,733,538            $62,314,651
 ===========================================================================================================
                                                   See accompanying notes to condensed financial statements.




                                                                                          NIAGARA CORPORATION
                                                                                             AND SUBSIDIARIES
                                                                                                   SCHEDULE I

                                                                Condensed Financial Information of Registrant
                                                                                     Statements of Operations

==============================================================================================================

 Year ended December 31,                                            2001             2002                2003
 -------------------------------------------------------------------------------------------------------------
REVENUES:
    Management fees from subsidiaries (Note 2)               $ 1,782,393       $1,350,000          $1,350,000
 EXPENSES:
    General and administrative expenses                        1,930,376        1,632,323           1,763,113
 -------------------------------------------------------------------------------------------------------------
                                                                (147,983)        (282,323)           (413,113)
 OTHER INCOME (LOSS):
    Equity in net (loss) income of subsidiaries               (4,536,536)       1,845,435           1,901,034
 -------------------------------------------------------------------------------------------------------------
 (LOSS) INCOME BEFORE INCOME TAX RECOVERIES                   (4,684,519)       1,563,112           1,487,921
 INCOME TAX RECOVERIES                                            58,000          110,000             120,000
 -------------------------------------------------------------------------------------------------------------
 NET (LOSS) INCOME                                           $(4,626,519)      $1,673,112          $1,607,921
 =============================================================================================================
 NET (LOSS) INCOME PER SHARE
  - BASIC AND DILUTED                                        $      (.56)      $      .20          $      .20
 =============================================================================================================
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 (SEE NOTE 14 TO THE CONSOLIDATED
    FINANCIAL STATEMENTS):
       basic and diluted                                       8,329,145        8,238,517           8,238,517
 =============================================================================================================

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



                                                                                                            NIAGARA CORPORATION
                                                                                                               AND SUBSIDIARIES
                                                                                                                     SCHEDULE I

                                                                                  Condensed Financial Information of Registrant
                                                                                             Statements of Stockholders' Equity

==================================================================================================================================


Years ended December 31, 2001, 2002 and 2003
----------------------------------------------------------------------------------------------------------------------------------
                                              Common stock                               Accumulated
                                           -----------------                                other        Treasury      Total
                                           Number of           Additional     Retained  comprehensive    stock,    stockholders'
                                            shares   Amount  paid-in capital  earnings      loss         at cost       equity
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 2001                  9,997,455  $9,998 $50,111,675   $16,478,678   $(2,691,219)   $(8,030,409) $55,878,723
 ----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net loss for the year                          -       -           -    (4,626,519)            -              -   (4,626,519)
    Foreign currency translation
       adjustment                                  -       -           -             -      (476,415)             -     (476,415)
    Minimum pension liability adjustment
       ($2,137,000, net of tax benefit
       of $833,000)                                -       -           -             -    (1,304,000)             -   (1,304,000)
 ----------------------------------------------------------------------------------------------------------------------------------
    TOTAL COMPREHENSIVE LOSS                                                                                          (6,406,934)
 ----------------------------------------------------------------------------------------------------------------------------------
 Purchase of treasury stock, at cost(a)            -       -           -             -             -       (219,275)    (219,275)
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2001                9,997,455   9,998  50,111,675    11,852,159    (4,471,634)    (8,249,684)  49,252,514
 ----------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss:
    Net income for the year                        -       -           -     1,673,112             -              -    1,673,112
    Foreign currency translation
       adjustment                                  -       -           -             -       851,736              -      851,736
    Minimum pension liability adjustment
       ($7,130,000, net of tax benefit
       of $2,781,000)                              -       -           -             -    (4,349,000)             -   (4,349,000)
 ----------------------------------------------------------------------------------------------------------------------------------
    TOTAL COMPREHENSIVE LOSS                                                                                          (6,406,934)
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2002                9,997,455   9,998  50,111,675    13,525,271    (7,968,898)    (8,249,684)  47,428,362
 Comprehensive income:
    Net income for the year                        -       -           -     1,607,921             -              -    1,607,921
    Foreign currency translation
       adjustment                                  -       -           -             -       855,175              -      855,175
    Minimum pension liability adjustment
       ($3,117,000, net of tax expense
       of $1,216,000)                              -       -           -             -     1,901,000              -    1,901,000
 ----------------------------------------------------------------------------------------------------------------------------------
    TOTAL COMPREHENSIVE INCOME                                                                                         4,364,096
 ----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 2003                9,997,455  $9,998 $50,111,675   $15,133,192   $(5,212,723)   $(8,249,684) $51,792,458
 ==================================================================================================================================

 (a)   During the year ended December 31, 2001, Niagara Corporation repurchased 125,300 shares of its Common Stock at a cost of $219,275.
==================================================================================================================================
                                                                    See accompanying notes to condensed financial statements.




                                                                                            NIAGARA CORPORATION
                                                                                               AND SUBSIDIARIES
                                                                                                     SCHEDULE I

                                                                  Condensed Financial Information of Registrant
                                                                                       Statements of Cash Flows

================================================================================================================

 Year ended December 31,                                           2001               2002                2003
 ---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                       $(4,626,519)        $1,673,112          $1,607,921
 ---------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net (loss)
       income to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                          103,980             89,746              78,181
         Equity in net loss (income) of subsidiaries          4,536,536         (1,845,435)         (1,901,034)
         Deferred income taxes                                        -           (399,000)            (29,000)
         (Increase) decrease in other current assets            (38,940)           463,476              (2,682)
         Decrease in other assets                                     -                  -              17,927
         Increase (decrease) in accrued expenses                 79,414            (25,856)             83,974
 ---------------------------------------------------------------------------------------------------------------
            TOTAL ADJUSTMENTS                                 4,680,990         (1,717,069)         (1,752,634)
 ---------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES                                        54,471            (43,957)           (144,713)
 ---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                       (37,065)                 -              (2,652)
    Subsidiary reimbursement of property costs                        -             17,364                   -
    Advances, subsidiaries, net                                 223,741             (4,554)            133,043
 ---------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY INVESTING ACTIVITIES           186,676             12,810             130,391
 ---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to acquire treasury stock                         (219,275)                 -                   -
 ---------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           21,872            (31,147)            (14,322)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    25,283             47,155              16,008
 ---------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                   $      47,155      $      16,008        $      1,686
 ===============================================================================================================

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




                                                            NIAGARA CORPORATION
                                                               AND SUBSIDIARIES
                                                                     SCHEDULE I

                                  Condensed Financial Information of Registrant
                                                       Statements of Cash Flows

===============================================================================


1.   STATEMENT OF                 The accompanying condensed financial
     ACCOUNTING                   statements have been prepared by Niagara
     POLICY                       Corporation ("Niagara") pursuant to the rules
                                  and regulations of the Securities and
                                  Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is, therefore, suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto.


2.   RESTRICTIONS ON              Niagara's subsidiary, Niagara LaSalle
     DISTRIBUTIONS                Corporation ("Niagara LaSalle"), which was
                                  acquired on August 16, 1995, has a revolving line of credit and term loan agreement with a group of banks which contains certain restrictions on the payment of dividends.
                                  Niagara LaSalle is permitted, however, to pay management fees to Niagara and, in each of the years ended December 31, 2001, 2002 and 2003, $1,350,000 of such management fees were included as revenues in the accompanying condensed financial statements but have been eliminated in the consolidated financial statements

                                  Niagara's subsidiary, Niagara LaSalle (UK)
                                  Limited ("Niagara UK"), which acquired the equipment, inventory and certain other assets of the steel bar businesses of Glynwed Steels Limited on May 21, 1999, has bank facilities and invoice discounting agreements which contain certain restrictions on the payment of dividends. Niagara UK is permitted, however, to pay management fees to Niagara of up to (pound)300,000 per year. During the year ended December 31, 2001, $432,393 ((pound)300,000) of such management fees were included as revenues in the accompanying condensed financial statements, but have been eliminated in the consolidated financial statements. During the year ended December 31, 2002, payment of Niagara UK's management fees were discontinued.

3.   TRADE PAYABLE                As of December 31, 2003, Niagara had
     GUARANTEES                   guaranteed on a short-term basis certain
                                  trade payables of Niagara UK in the aggregate amount of up to (pound)7.35 million
                                  (approximately $13.1 million) in order to ensure an orderly supply of raw materials.

                                                                   NIAGARA CORPORATION
                                                                      AND SUBSIDIARIES
                                                                           SCHEDULE II

                                                     Valuation and Qualifying Accounts

======================================================================================

 Years ended December 31, 2001, 2002 and 2003
--------------------------------------------------------------------------------------
                                             Additions
                                      ---------------------
                       Balance at              Charged to                 Balance at
                       beginning               costs and                    end of
                        of year       Other    expenses     Deductions       year
 -----------------------------------------------------------------------------------
DECEMBER 31, 2003:
  Allowance for
  doubtful accounts     $1,347,000    $   -    $  (5,000)    $ 142,000   $1,200,000
------------------------------------------------------------------------------------
DECEMBER 31, 2002:
  Allowance for
  doubtful accounts     $1,276,000    $   -    $ 379,000     $ 308,000   $1,347,000
------------------------------------------------------------------------------------
DECEMBER 31, 2001:
  Allowance for
  doubtful accounts     $1,459,000    $   -    $(165,000)    $  18,000   $1,276,000
=====================================================================================