Form 10-K/A
period 2003-12-31
NIAGARA CORP
filed 2004-04-27
CIK 710976

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

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


                         Commission file number 0-22206

                               NIAGARA CORPORATION
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                         59-3182820
                --------                                         ----------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

 667 Madison Avenue, New York, New York                             10021
 --------------------------------------                             -----
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 317-1000
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of Each Exchange
        Title of Each Class                               on which Registered
        -------------------                               -------------------
Common Stock, par value $.001 per share               The Nasdaq National Market

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No _X_ .

    There were 8,238,517 shares of the registrant's Common Stock outstanding as of April 23, 2004.

    Documents Incorporated by Reference:  None.

         This filing amends the previously filed Annual Report on Form 10-K of Niagara Corporation ("Niagara") for the fiscal year ended December 31, 2003 (the "Form 10-K"). As stated in the Form 10-K, certain Items comprising Part III thereof would be filed by amendment or incorporated by reference from Niagara's Proxy Statement for its 2004 Annual Meeting of Stockholders.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

         Certain information with respect to the directors of Niagara is set forth below.

         Michael J. Scharf, 61, has been the Chairman of the Board, President and Chief Executive Officer of Niagara since its inception in 1993. He has also served as the Chairman of the Board and Chief Executive Officer of Niagara LaSalle Corporation ("Niagara LaSalle") and LaSalle Steel Company ("LaSalle") since the dates of their acquisition by Niagara and Niagara LaSalle, respectively, and currently holds various other positions with such subsidiaries. Since March 1999, Mr. Scharf has also been the Chairman of the Board and a director of Niagara LaSalle (UK) Limited ("Niagara UK"), a subsidiary of Niagara which acquired certain U.K. steel bar businesses during May 1999, and since April 2003 he has been Niagara UK's Secretary. Since August 1994, Mr. Scharf has been a director of Maxcor (see below), and until August 1997, was also a Vice President of Maxcor and its Secretary and Treasurer. Mr. Scharf received an A.B. degree from Princeton University and an M.B.A. from the Harvard Business School.

         Gilbert D. Scharf, 55, has been the Secretary and a director of Niagara since its inception, and until March 1998, was also a Vice President of Niagara and its Treasurer. He has also served as a director of Niagara LaSalle and LaSalle since the dates of their acquisition by Niagara and Niagara LaSalle, respectively. Since August 1994, Mr. Scharf has been Chairman of the Board, President and Chief Executive Officer of Maxcor Financial Group Inc., a holding company with operating subsidiaries in the financial services industry ("Maxcor"), and currently holds the same positions with Euro Brokers Investment Corporation, a financial services company and subsidiary of Maxcor, as well as of a number of its subsidiaries. Mr. Scharf received a B.A. degree from Duke University.

         Frank Archer, 67, has been a director of Niagara since May 1998. Mr. Archer has been the President and a director of Niagara LaSalle since its formation in 1986 and the President and a director of LaSalle since April 1997 when it was acquired by Niagara LaSalle. Mr. Archer received a Certificate in Tool and Die Design from the Cleveland Engineering Institute and an Associates degree from John Carroll University. He also attended the Advanced Management Program at the Harvard Business School.

         Gerald L. Cohn, 75, has been a director of Niagara since its inception. Mr. Cohn is a private investor who, since 1968, has been involved in the financing and acquisition of companies, including AgMet, Inc., a refiner of precious metals and a recycler of ferrous and non-ferrous metals, Cadillac Cable Corp., a multi-plant manufacturer of copper and aluminum building wire, Pepco, Inc., a ferrous and non-ferrous metal recycler and ferrous stevedoring and shipping company, and DVI, Inc., a health service finance company of which Mr. Cohn is also a director. He is also a director of Diametrics Medical, Inc. and Scripps Research Institute. Mr. Cohn attended Penn State University. He is a member of the Board's Audit Committee and the Chairman of its Compensation Committee.

         Andrew R. Heyer, 46, has been a director of Niagara since its inception. Since February 2000, Mr. Heyer has been a Managing Director of Trimaran Fund Management, L.L.C., the investment advisor to Trimaran Fund II, L.L.C., a private equity fund. Since July 1998, Mr. Heyer has also been a member of the Investment Committee of Trimaran Advisors, L.L.C, the investment advisor to Caravelle Investment Fund, L.L.C. and Caravelle Investment Fund II, L.L.C., each of which is a collateralized debt obligation fund. Since June 2001, Mr. Heyer has been a Vice Chairman, and from August 1995 through June 2001, he was a Managing Director and co-head of the Leveraged Finance Group, of CIBC World Markets Corp., an investment banking firm. Since August 1995, Mr. Heyer has also been co-head of CIBC Argosy Merchant Banking Funds. He is also a director of Hain Celestrial Food Group, Inc. and Reddy Ice Holdings, Inc. Mr. Heyer received a B.S. degree and an M.B.A. from the Wharton School of the University of Pennsylvania. He is the Chairman of the Board's Audit Committee.

         Douglas T. Tansill, 65, has been a director of Niagara since March 1998. Since January 2000, Mr. Tansill has been a private investor and financial consultant. From November 2000 to January 2002, Mr. Tansill was an Advisor to UBS Warburg, an investment banking firm. From December 1994 through August 1998, Mr. Tansill was a Managing Director, and from August 1998 through November 2000, he was an Advisory Director, in the Investment Banking Division at Paine Webber Incorporated, an independent national securities firm. He is also a director of INVESTools, Inc. Mr. Tansill received a B.A. degree from Trinity College and an M.B.A. from the Harvard Business School. He is a member of the Board's Audit and Compensation Committees.

         The Board of Directors has determined that each of Messrs. Heyer and Tansill qualifies as (i) an independent director under Nasdaq's listing standards and (ii) an "audit committee financial expert" as such term is defined in rules adopted by the Securities Exchange Commission (the "SEC"), with each having acquired the required attributes of an "audit committee financial expert" through his extensive experience in investment banking (25 and 30 years, respectively), education and service on the audit committees of other companies.


Executive Officers

         Set forth below is certain information with respect to each of the executive officers of Niagara who is not also a director of Niagara.

         Marc J. Segalman, 45, has been the Executive Vice President and General Counsel of Niagara since January 2002, and from September 1997 through January 2002, he was a Vice President of Niagara and its General Counsel. Mr. Segalman has also been an Executive Vice President and the General Counsel of Niagara LaSalle and LaSalle since March 2000. From October 1987 through August 1997, Mr. Segalman practiced law in the mergers and acquisitions group of Skadden, Arps, Slate, Meagher & Flom LLP where he represented Niagara in connection with various matters, including its acquisitions of Niagara LaSalle and LaSalle. Mr. Segalman received an A.B. degree from Dartmouth College and a J.D. degree from the Boston University School of Law.

         David Sinclair, 34, has been Vice President for Information Technology of Niagara, Niagara LaSalle and LaSalle since January 2002. From June 1999 through January 2002, he was the Director of Information Technology for Niagara LaSalle and LaSalle. From August 1997 through December 1998, Mr. Sinclair was the Manager of Internet Development for QAD, Inc., a vendor of enterprise resource planning software. Mr. Sinclair received a B.S. degree in Business Administration from the State University of New York at Buffalo.

         Anthony J. Verkruyse, 45, has been the Vice President, Treasurer and Chief Financial Officer of Niagara since July 2003, the Vice President-Finance of Niagara LaSalle and LaSalle since July 2001 and the Treasurer of Niagara LaSalle and LaSalle since July 2003. From May 1993 through June 2001, he was a Vice President and the Secretary and Treasurer of Huntco Inc., a processor of flat-rolled steel, and from October 1999 through June 2001, he was Huntco's Chief Financial Officer. In February 2002, Huntco and its subsidiaries filed a petition for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. From May 1980 through June 1991, Mr. Verkruyse practiced public accounting in the audit and tax departments of Price Waterhouse LLP, an international accounting firm. Mr. Verkruyse received a B.S. degree in Business Administration from the University of Missouri-Columbia.

         Mark Nowadly, 43, has been Niagara's Corporate Controller since July 2003, and from June 1999 through June 2003, he was the Assistant to Niagara's Chief Financial Officer. From January 1992 through May 1999, Mr. Nowadly was the Systems Manager for Niagara LaSalle. Mr. Nowadly received a B.S. degree from the Wharton School of the University of Pennsylvania.

         Michael J. Scharf and Gilbert D. Scharf are brothers. There are no other family relationships among Niagara's directors or executive officers.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended requires Niagara's directors, officers and persons who beneficially own more than 10% of a registered class of Niagara's equity securities ("10% stockholders") to file with the SEC initial reports of ownership and changes in ownership in Niagara's equity securities and to furnish Niagara with copies of all such forms. Based solely on its review of copies of such forms received by it, and written representations that no other reports were required, Niagara believes that, other than the filing of a Statement of Changes in Beneficial Ownership by Michael Scharf with respect to one transaction on November 19, 2003 which was filed late (by one day), all such Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders with respect to Niagara's fiscal year ended December 31, 2003 were complied with on a timely basis.

Code of Ethics

         Niagara's Board of Directors has adopted a Code of Ethics that applies to all officers of Niagara and its subsidiaries, including Niagara's Chief Executive Officer, Chief Financial Officer and Corporate Controller. A copy of this Code of Ethics is attached as an exhibit to this Form 10-K/A.


ITEM 11.   EXECUTIVE COMPENSATION


Summary Compensation Table

         The following table summarizes compensation paid by Niagara and its subsidiaries during each of the last three fiscal years to its Chief Executive Officer and its four other most highly compensated executive officers as of December 31, 2003 (collectively, the "Named Executive Officers").

                                 Annual Compensation
                                 -------------------


                                                                                All Other
       Executive Officer               Year     Base Salary   Bonus(1)        Compensation(2)
       -----------------               ----     -----------   --------        ---------------
Michael J. Scharf                      2003    $  640,000     $ 240,000      $   15,251
  Chairman, Chief Executive            2002    $  480,000     $ 200,000      $   15,251
    Officer and President              2001    $  480,000             -      $   13,229

Frank Archer                           2003    $  375,000     $ 125,000      $   39,339(3)
   President of Niagara LaSalle        2002    $  325,000     $ 100,000      $   39,339(3)
       and LaSalle                     2001    $  325,000             -      $   37,317(3)

Marc J. Segalman                       2003    $  350,000     $ 100,000(4)   $   15,251
   Executive Vice President and        2002    $  300,000      $ 75,000      $   15,251
       General Counsel                 2001    $  300,000             -      $   13,229

David Sinclair (5)                     2003    $  250,000      $ 65,000      $   15,251
    Vice President for Information     2002    $  250,000      $ 50,000      $   15,251
        Technology

Anthony J. Verkruyse (6)               2003    $  190,000       $20,000      $   13,079
     Vice President, Treasurer
       and Chief Financial Officer



(1) Except as otherwise noted, each of the bonuses was paid in the subsequent year.

(2) Amounts include (i) employer matching and additional contributions under the Niagara LaSalle 401(k) Retirement Savings Plan equal to a 100% match for the first 3% of employee contributions, a 50% match for the next 2% of employee contributions and an additional employer contribution equal to 2% of earnings, subject, in each case, to certain limitations, (ii) annual premiums of up to $1,740 on life insurance policies providing coverage for such officers of four times annual salary, up to a maximum of $500,000, (iii) annual premiums of up to $1,458 on long-term disability policies providing for, in the event of disability, two-thirds of monthly earnings, up to a maximum of $15,000 per month and (iv) annual premiums of up to $41 on travel accident policies providing for, in the event of death or injury to the insured while traveling, up to $250,000, and in the event of death or injury to the insured's spouse while traveling with the insured on business, $250,000. Certain perquisites and other personal benefits that aggregate in each case to less than the lesser of either $50,000 or 10% of the Named Executive Officer's annual salary and bonus have been omitted pursuant to Item 402(b)(2)(iii)(C)(1) of Regulation S-K.

(3) Amount includes annual premiums of (i) $ 20,000 on approximately $ 3.5 million of supplemental life insurance coverage and (ii) $ 4,088 on long-term care policy providing for, in the event of certain disabilities, $ 300 per day up to a maximum of $ 657,000.

(4)    $ 25,000 of such bonus was paid in 2003.

(5)    Mr. Sinclair became a Vice President of Niagara during January 2002.

(6) Mr. Verkruyse became a Vice President of Niagara and its Treasurer and Chief Financial Officer during July 2003.



Stock Option Grants

         No stock options were granted to any of the Named Executive Officers during 2003.


Stock Option Exercises and Fiscal Year-End Values

         No stock options were exercised by any of the Named Executive Officers during 2003.

         The following table sets forth, for each Named Executive Officer, the number of shares of Niagara Common Stock underlying the total number of stock options held by him at Niagara's December 31, 2003 fiscal year-end and the aggregate dollar value of such options as of such date.


                         EXERCISABLE/UNEXERCISABLE STOCK OPTIONS AT
                         FISCAL YEAR-END AND FISCAL YEAR-END VALUES

                             Number of Shares Underlying     Value of Unexercised In-The-Money
                           Options at 2003 Fiscal Year-End    Options at 2003 Fiscal Year-End
                           -------------------------------    -------------------------------
Name                         Exercisable     Unexercisable    Exercisable      Unexercisable
----                         -----------     -------------    -----------      -------------
Michael J. Scharf              780,000         120,000        $1,169,400        $ 162,600
Frank Archer                   330,000          20,000         $ 490,900        $  27,100
Marc J. Segalman                50,000               -          $ 80,250                -
David Sinclair                  40,000          10,000          $ 69,200        $   7,300
Anthony J. Verkruyse                 -               -                 -                -



Pension Plan Table

      The following table sets forth estimated annual benefits payable to Michael Scharf upon his retirement from Niagara under his Employment Agreement (see "Employment Contracts - Michael Scharf") based upon estimates of his Final Average Pay (as described below) and years of service with Niagara.


                               PENSION PLAN TABLE

                                Years of Service
                                ----------------
   Final Average Pay             10                 15                20
   -----------------            ----               ----              -----
        $500,000              $125,000           $187,500          $250,000
        $550,000              $137,500           $206,250          $275,000
        $600,000              $150,000           $225,000          $300,000
        $650,000              $162,500           $243,750          $325,000
        $700,000              $175,000           $262,500          $350,000
        $750,000              $187,500           $281,250          $375,000
        $800,000              $200,000           $300,000          $400,000

      Mr. Scharf's Employment Agreement provides that he will be entitled, commencing on the first day of the month following his termination of employment with Niagara, to receive an annual retirement benefit equal in amount to his Final Average Pay, multiplied by the product of his years of service with Niagara and 2.5%, with 50% of such annual amount to be paid to his surviving spouse during her lifetime. Final Average Pay is defined in Mr. Scharf's Employment Agreement to mean the highest average of his combined annual salary and bonus over a three-consecutive-year period during the ten-year period immediately preceding the year in which he incurs a termination of his employment with Niagara. Mr. Scharf's current Final Average Pay is $680,000. He has 10.67 years of service with Niagara as of December 31, 2003. The estimated annual benefits set forth in the Pension Plan Table are computed on a straight-life annuity basis, commencing at normal retirement age, and are not subject to any deduction for social security or other offsetting amounts.

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

Compensation of Directors

      The members of the Board of Directors are compensated in a manner and at a rate determined from time to time by the full Board. Each member of the Board of Directors, other than Michael Scharf and Frank Archer, received $25,000 as compensation for his service as a director during 2003.

      Niagara maintains directors and officers liability insurance which insures directors and officers of Niagara and its subsidiaries against certain liabilities by them while serving in such capacities, and reimburses Niagara for certain indemnification payments made by Niagara to directors and officers of Niagara and its subsidiaries. These policies extend through March 12, 2005 at a total annual premium of $125,780. No claims have been made under these policies.


Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors is comprised of Gerald L. Cohn and Douglas T. Tansill. There are no "interlocks" as defined by the SEC with respect to any director who serves or for any part of 2003 served as a member of the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


      Set forth below is certain information concerning beneficial ownership of Niagara's Common Stock as of April 23, 2004 by (i) each director and executive officer of Niagara, (ii) all directors and executive officers of Niagara as a group and (iii) based on public filings made through April 23, 2004, persons known by Niagara to be the beneficial owners of 5% or more of the outstanding shares of Niagara Common Stock.


                                                                                                Percentage
                           Name (1)                             Number of Shares (2)      Beneficially Owned (3)
                           -----                                ----------------          ------------------

Michael J. Scharf...............................................     3,379,300 (4)               37.0%

Gilbert D. Scharf...............................................       608,000 (5)                7.3%

Frank Archer....................................................       350,000                    4.1%

Andrew R. Heyer.................................................        78,500                     *

Gerald L. Cohn..................................................        65,000                     *

Douglas T. Tansill..............................................        52,000                     *

Marc J. Segalman ...............................................        50,000                     *

David Sinclair..................................................        40,000                     *

Mark Nowadly....................................................         1,600                     *

Anthony J. Verkruyse............................................             -                     *

All directors and executive officers as a group (ten persons)...     4,624,400                   47.3%

Wynnefield Group (6)............................................       502,119                    6.1%

Dimensional Fund Advisors Inc. (7)..............................       481,300                    5.8%

* Less than 1%


(1) The address of each stockholder, other than Dimensional and the Wynnefield Group (each as defined below), is c/o Niagara Corporation, 667 Madison Avenue, 11th Floor, New York, New York 10021.

(2) Includes shares of Niagara Common Stock issuable upon the exercise of stock options held by the stockholder that are currently exercisable or exercisable within 60 days ("Exercisable Options"). Beneficial Ownership of Exercisable Options is as follows: Michael J. Scharf -- 900,000; Gilbert D. Scharf -- 55,000; Frank Archer -- 350,000; Andrew R. Heyer -- 55,000; Gerald L. Cohn -- 55,000; Douglas T. Tansill -- 30,000; Marc J. Segalman -- 50,000; David Sinclair -- 40,000; Mark Nowadly -- 0; Anthony
        J. Verkruyse -- 0; and all directors and executive officers as a group -- 1,535,000.

(3) Based upon 8,238,517 shares of Niagara Common Stock outstanding as of April 23, 2004, plus any shares of Niagara Common Stock issuable upon the exercise of Exercisable Options held by the stockholder (but not by any other stockholder).

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

(6) Information with respect to Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value, L.P. I , Wynnefield Capital Management LLC and Wynnefield Capital, Inc. (collectively, the "Wynnefield Group") and their holdings of Niagara Common Stock is based on the Wynnefield Group's Schedule 13F dated February 11, 2004. The business address of each member of the Wynnefield Group is 450 Seventh Avenue, Suite 509, New York, New York 10123.

 (7) Information with respect to Dimensional Fund Advisors, Inc. ("Dimensional") and its holdings of Niagara Common Stock is based on Dimensional's Schedule 13G dated February 4, 2004. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

Equity Compensation Plan Information

       The following table summarizes information concerning securities authorized for issuance under Niagara's stock option plan as of December 31, 2003:


                                            Number of securities
                                              to be issued upon       Weighted average      Number of securities remaining
                                                 exercise of         exercise price of      available for future issuance
                                             outstanding options    outstanding options    under equity compensation plans
                                             -------------------    -------------------    -------------------------------
Equity compensation plans approved by
 security holders                                  1,860,000               $5.70                        640,000

Equity compensation plans not approved
 by security holders                                       -                 -                                -
                                                 -------------                                       ------------
Total                                              1,860,000               $5.70                        640,000
                                                 =============                                       =============



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         It is the policy of the Audit Committee of Niagara's Board of Directors (the "Audit Committee") to pre-approve the scope and fees of all services provided to Niagara and its subsidiaries (collectively, the "Company") by the Company's principal accountants. The Audit Committee appointed BDO Seidman LLP and its affiliates ("BDO") and Deloitte & Touche LLP and its affiliates ("Deloitte") as the Company's principal accountants for 2002 and 2003, respectively. Each such appointment was ratified by Niagara's stockholders. Set forth below is certain information with respect to the fees charged the Company by BDO and Deloitte for certain services they provided for 2002 and 2003, respectively. All such services were pre-approved by the Audit Committee.

Audit Fees

         The aggregate fees charged the Company by BDO and Deloitte for auditing the annual financial statements of the Company, Niagara and its subsidiaries, reviewing the financial statements included in Niagara's Form 10-Q, and reviewing the regulatory reports containing such financial statements were $403,864 and $537,887, respectively.

Audit-Related Fees

         The aggregate fees charged by BDO and Deloitte for auditing the financial statements of certain benefit plans of Niagara's subsidiaries were $31,500 and $0, respectively.

Tax Fees

         The aggregate fees charged by BDO and Deloitte for services and advice to the Company in connection with the preparation and filing of the Company's tax returns and certain other tax advice were $109,953 and $30,384, respectively.

All Other Fees

         BDO and Deloitte did not render any other services to Niagara or its subsidiaries during 2002 and 2003.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (c) Exhibits

         14.1     Niagara Corporation Management Code of Ethics.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2004.

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


/s/ Michael J. Scharf             Chairman of the Board,
-----------------------           Chief Executive Officer         April 27, 2004
    Michael J. Scharf             and President


/s/ Gilbert D. Scharf             Secretary and Director          April 27, 2004
-----------------------
    Gilbert D. Scharf


/s/ Anthony J. Verkruyse          Vice President, Treasurer       April 27, 2004
-----------------------           and Chief Financial Officer
    Anthony J. Verkruyse


/s/ Frank Archer                  Director                        April 27, 2004
-----------------------
    Frank Archer


/s/ Gerald L. Cohn                Director                        April 27, 2004
-----------------------
    Gerald L. Cohn


/s/ Andrew R. Heyer               Director                        April 27, 2004
-----------------------
    Andrew R. Heyer


/s/ Douglas T. Tansill            Director                        April 27, 2004
-----------------------
    Douglas T. Tansill